Form 10QSB
period 1995-06-30
WESTERN STANDARD CORP
filed 1995-08-23
CIK 106318

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB


[X]                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For Quarterly period ended June 30, 1995

[ ]            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

                For the transition period from           to

     Commission File No. 0-3802


                          WESTERN STANDARD CORPORATION
                          ----------------------------
             (Exact Name of Registrant as Specified in its Charter)


WYOMING                                        83-0184378
-------                                        ----------
(State or other jurisdiction                 (IRS Employer
of incorporation or organization)          Identification No.)

205 SOUTH BROADWAY, RIVERTON, WY     82501
--------------------------------     -----
            (address of principal executive offices)

                                  307-856-9288
                                  ------------
                           (Issuer's telephone number)

                                    UNCHANGED
                                    ---------
(Former name, former address and former fiscal year, if changed since last report)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.  Yes X No   .
                                                                       ---  ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
9,965,015 common $0.05 par at August 15, 1995.

PART 1, ITEM 1, 2 (1)(i)

                                   FORM 10-QSB

                          WESTERN STANDARD CORPORATION

                           Consolidated Balance Sheet

                                    Unaudited

                                  June 30, 1995

Current Assets:
     Cash                                         $     89,267.77
     Accounts Receivable                               380,766.45
     Allowance for Doubtful Accounts             (      13,273.10)
     Inventory - at cost                                79,642.76
                                                  ---------------
         Total Current Assets                     $    536,403.88
                                                  ---------------

Property & Equipment, Net of
     Accumulated Depreciation,
     Amortization and Depletion                   $  8,847,784.27
                                                  ---------------

Other Assets:
*    Accounts Receivable - Snow
       King Resort Center, Inc.                   $    916,491.76
     Prepaid expenses                                   99,317.59
     Prepaid loan fees                                 114,839.21
     Investment in SKRCI                                 6,720.00
     Leasehold Interest                                 40,292.70
     Restricted Cash Reserves                            2,129.78
     Other                                               1,164.86
                                                  ---------------
         Total Other Assets                       $  1,180,955.90
                                                  ---------------


TOTAL ASSETS                                      $ 10,565,144.05
                                                  ---------------
                                                  ---------------

The Registrant also owns 12,000 shares of Class B Common stock in Snow King Resort, Inc. at Zero Basis.

* This account receivable is from a new business, approximately 49% owned by Western Standard Corporation and operated by its subsidiary Snow King Resort, Inc. This is not a short term receivable.

PART 1, ITEM 1, 2 (1)(i)

                                   FORM 10-QSB

                          WESTERN STANDARD CORPORATION

                           Consolidated Balance Sheet

                                    Unaudited

                                  June 30, 1995

Liabilities:
     Accounts Payable                             $    982,268.94
     Accounts Payable - Other                           89,349.06
     Portion of Long Term Debt
       payable within one year                       1,332,838.00
     Advance Deposit                                   505,051.47
     Accrued Expenses                                  457,723.87
                                                  ---------------
         Subtotal                                 $  3,367,231.34

     Long Term Debt                                  5,132,800.29
     Fee Payable - Officer                              90,000.00
                                                  ---------------

TOTAL LIABILITIES                                 $  8,590,031.63
                                                  ---------------

Minority Interest in Subsidiary
     2,150 shares of Class A stock
     in SKRI                                      $  2,433,202.47
                                                  ---------------

STOCKHOLDERS INVESTMENT:
     Common Stock, $0.05 par
       value, 10,000,000 shares
       authorized, 9,965,015
       issued and outstanding
       at June 30, 1995                           $    401,201.02
     Capital in Excess of Par
       Value                                         3,334,801.45
     Accumulated Deficit                         (   4,194,092.52)
                                                  ---------------
          Net Stockholders
            Investment                           ($    458,090.05)
                                                  ---------------

TOTAL LIABILITIES AND CAPITAL                     $ 10,565,144.05
                                                  ---------------
                                                  ---------------

PART 1, ITEM 1, 2 (1)(ii)

                                   FORM 10-QSB

                          WESTERN STANDARD CORPORATION
                      Consolidated Statement of Operations

                                    Unaudited

                           Profit and Loss Information

                                             For the Six (6)     Months Ended
                                             June 30, 1995      June 30, 1994
                                             ---------------    --------------
1.  Gross sales less discounts, returns
    and allowances                           $ 4,420,356.98     $ 3,843,462.68
2.  Operating Revenues                             1,907.72             650.59
3.  Total of Captions 1 and 2                  4,422,264.70       3,844,113.27
4.  Costs and Expenses
    (a)  Operating Expenses                    4,292,653.29       3,606,885.68
    (b)  Interest Expense                        301,867.19         263,949.88
    (c)  Depreciation                            293,810.62         251,200.07
    Total Costs and Expenses                   4,888,331.10       4,122,035.63

5.  Income (Loss) before taxes on income
    & extraordinary items                   (    466,066.40)   (    277,922.36)

6.  Discontinued Operations                             -0-                -0-

7.  Provisions for taxes on income                      -0-                -0-

8.  Income or (Loss)                        (    466,066.40)   (    277,922.36)

9.  Minority interest in profit (loss) of
    subsidiary                              (    108,494.44)   (     46,108.99)

10. Income (Loss) before extraordinary
    items                                   (    357,571.96)   (    231,813.37)

11. Extraordinary items, income tax, benefit
    of net operating loss carryover                     -0-                -0-

12. Net Income (Loss)                       (    357,571.96)   (    231,813.37)

13. Earnings (Loss) per share:
    ($357,571.96) : 9,965,015
    issued and outstanding                  (          .036)
    ($231,813.51) : 9,965,015
    issued and outstanding                                     (          .023)

14. Dividends per share                                 -0-                -0-

The results for interim periods are not necessarily indicative of results to be expected for the year.

The information furnished for Western Standard Corporation reflects adjustments which are, in the opinion of management, necessary to a fair statement of the results for this interim period.

PART 1, ITEM 1, 2 (1)(iii)

                                   FORM 10-QSB

                          WESTERN STANDARD CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    Unaudited

                                          June 30, 1995     June 30, 1994
                                          -------------     -------------
INCREASE (DECREASE) IN CASH:
  Cash flows from operating activities:
    Cash received from customers          $ 4,369,487.50    $ 3,909,154.67
    Cash paid to suppliers and employees (  4,390,823.85)  (  3,407,748.20)
    Interest paid                        (    301,867.19)  (    263,949.88)
                                          --------------    --------------
      Net cash provided (used) by
        operations                       ($   323,203.54)   $   237,456.59
                                          --------------    --------------
  Cash flows from investing activities:
    Repayments of loans by officer        $          -0-    $     7,500.00
    Capital expenditures                 (    276,721.52)  (    337,648.27)
    Stock subscriptions received              108,500.00               -0-
    Loans to Snow King Center                        -0-   (     74,003.94)
    Sale of condominium                       315,000.00        149,030.61
                                          --------------    --------------
      Net cash provided (used) by
        investing activities              $   146,778.48   ($   255,121.60)
                                          --------------    --------------
  Cash flows from financing activities:
    Short Term Loans                      $   635,840.14    $   520,000.00
    Principal payments to banks          (    554,855.48)  (    451,388.38)
                                          --------------    --------------
      Net cash provided (used) by
        financing activities              $    80,984.66    $    68,611.62
                                          --------------    --------------

Net increase (decrease) in cash          ($    95,440.40)   $    50,946.61
Cash at beginning of year                     184,708.17         76,631.00
                                          --------------    --------------

Cash at end of quarter                    $    89,267.77    $   127,577.61
                                          --------------    --------------
                                          --------------    --------------

RECONCILIATION OF NET INCOME (LOSS) TO
  NET CASH USED BY OPERATING ACTIVITIES:
Net income (loss)                        ($   357,571.96)  ($   231,813.37)
Adjustments to reconcile net income to
  net cash provided (used) by operating
  activities:
  Depreciation and amortization               324,010.62        222,484.00
  Decrease (increase) in advance deposits      79,577.71        127,389.10
  Change in Snow King Center receivable         3,807.19               -0-
  Increase in accounts receivable        (    135,484.23)  (     63,116.67)
  Change in other assets                 (         23.11)           769.00
  Decrease in prepaid expenses                 94,267.80         32,250.38
  Decrease (increase) in inventories     (     26,432.20)         5,893.92
  Gain on condominium sold               (     29,594.60)              -0-
  Decrease in accounts payable and
    accrued expenses                     (    167,266.32)       189,709.22
  Allocation of Minority Interest
    in loss of subsidiary                (    108,494.44)  (     46,108.99)
                                          --------------    --------------

Net cash provided by operations          ($   323,203.54)   $   237,456.59
                                          --------------    --------------
                                          --------------    --------------

PART I, ITEM 1, 2 (2)

                                   FORM 10-QSB

                          WESTERN STANDARD CORPORATION


     (ii)  Material Subsequent Events and Contingencies

           None

    (iii)  Significant Equity Investors

           Six investors own approximately 23.57% of Snow King
           Resort, Inc., a Western Standard Corporation sub-sidiary.

     (iv)  Significant Disposition and Purchase Business
           Combinations.

           None

      (v)  Material accounting changes

           None

PART I, Item 1, 2   (2)(iii)

                    Significant Equity Investors
                              Unaudited

                                                   January 1 to
                                                   June 30, 1995
                                                  --------------
Sales                                             $ 4,397,517.94

Gross Income                                      $ 4,397,517.94

Net Income (Loss) from continuing operations     ($   460,307.36)

Less Minority Interest in profit or (loss) -
  23.57%                                         ($   108,494.44)

Net Income (Loss)                                ($   351,812.92)

The above figures are for Snow King Resort, Inc., a Western Standard Corporation subsidiary. The Registrant owns approximately 76.43 percent of the outstanding Snow King Resort, Inc. voting stock.

PART II

                                   FORM 10-QSB

                          WESTERN STANDARD CORPORATION

                                Other Information

1.  Legal Proceedings.
    Five lawsuits are filed and two others may be pending, against Snow King Resort and Snow King Resort Center, Inc.
    for various injuries sustained on Snow King property.

    The filed lawsuits are being handled by our insurance company and they will handle future suits. Our insurance coverage would appear to be sufficient.

2.  Change in Securities
    None

3.  Defaults upon senior securities.
    None

4.  Submission of matters to a vote of security holders.
    None

5.  Other information.
    None

6.  Exhibits and reports on Form 8-K.
    (a)  Exhibit 27 - Financial Data Schedule
    (b)  Reports on Form 8-K
         No reports on Form 8-K were filed during this quarter.

303(b) 2  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

   (a)  ANALYSIS OF FINANCIAL CONDITION:

        Heavy startup and operating costs at the Snow King Resort Center have created a heavy drain on Snow King Resort's cash flow. In addition, less revenue at the Center was received than expected. Snow King Resort has not had sufficient cash flow to pay its creditors in a timely manner. Summer business has been good and the Resort is catching up in paying its bills. Principal and interest payments on loans are current.

        Western Standard Corporation, the parent company, will have sufficient funds to cover its expenses during 1995 from cash reserves, oil and gas royalties, interest, and accounts receivable.

   (c)  RESULTS OF OPERATIONS:

        Net loss for the first six months of 1995 amounted to $357,572, compared to a loss for the first six months of 1994 in the amount of $231,813.

        Profits and losses for the first six months of 1995 and 1994 came from:

        SOURCE                             1995          1994
                                         ---------     ---------

     Western Standard Corporation       ($   5,734)   ($  11,264)
     Snow King Resort, Inc.             (  351,813)   (  257,439)
     Western Recreation Corporation     (       25)       36,890
                                         ---------     ---------

                                        ($ 357,572)   ($ 231,813)
                                         ---------     ---------
                                         ---------     ---------


                                   FORM 10-QSB

                          WESTERN STANDARD CORPORATION

                                    SIGNATURE







In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                WESTERN STANDARD CORPORATION
                                ----------------------------

                                        (Registrant)



Dated:  August 15, 1995         /s/ Stanford E. Clark
                                ----------------------------
                                Stanford E. Clark, President
                                                   Treasurer