Form 10QSB
period 1995-09-30
WESTERN STANDARD CORP
filed 1995-11-09
CIK 106318

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB


[X]                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For Quarterly period ended September 30, 1995

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
                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
9,965,015 common $0.05 par at October 31, 1995.

PART 1, ITEM 1, 2 (1)(i)
                                   FORM 10-QSB

                          WESTERN STANDARD CORPORATION

                           Consolidated Balance Sheet

                                    Unaudited

                                September 30, 1995

Current Assets:
     Cash                                         $     67,557.99
     Accounts Receivable                               489,741.85
     Allowance for Doubtful Accounts             (      13,623.20)
     Inventory - at cost                               111,648.67
                                                  ---------------
         Total Current Assets                     $    655,325.31
                                                  ---------------
Property & Equipment, Net of
     Accumulated Depreciation,
     Amortization and Depletion                   $  8,808,130.27
                                                  ---------------
Other Assets:
*    Accounts Receivable - Snow
       King Resort Center, Inc.                   $    916,491.76
     Prepaid expenses                                   17,450.34
     Prepaid loan fees                                  97,589.21
     Investment in SKRCI                                 6,720.00
     Leasehold Interest                                 40,292.70
     Restricted Cash Reserves                            2,142.62
     Other                                               1,164.86
                                                  ---------------
         Total Other Assets                       $  1,081,851.49
                                                  ---------------

TOTAL ASSETS                                      $ 10,545,307.07
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

PART 1, ITEM 1, 2 (1)(i)
                                   FORM 10-QSB

                          WESTERN STANDARD CORPORATION

                           Consolidated Balance Sheet

                                    Unaudited

                                September 30, 1995

Liabilities:
     Accounts Payable                             $    469,794.60
     Accounts Payable - Other                           76,763.24
     Portion of Long Term Debt
       payable within one year                       1,268,258.00
     Advance Deposit                                   156,595.68
     Accrued Expenses                                  403,549.61
                                                  ---------------
         Subtotal                                 $  2,374,961.13

     Long Term Debt                                  5,072,412.43
     Fee Payable - Officer                              90,000.00
                                                  ---------------
TOTAL LIABILITIES                                 $  5,162,412.43
                                                  ---------------
Minority Interest in Subsidiary
     2,150 shares of Class A stock
     in SKRI                                      $  2,693,930.86
                                                  ---------------
STOCKHOLDERS INVESTMENT:
     Common Stock, $0.05 par
       value, 10,000,000 shares
       authorized, 9,965,015
       issued and outstanding
       at October 31, 1995                        $    401,201.02
     Capital in Excess of Par
       Value                                         3,334,801.45
     Accumulated Deficit                         (   3,421,999.82)
                                                  ---------------
          Net Stockholders
            Investment                            $    314,002.65
                                                  ---------------

TOTAL LIABILITIES AND CAPITAL                     $ 10,545,307.07
                                                  ---------------
                                                  ---------------

PART 1, ITEM 1, 2 (1)(ii)
                                   FORM 10-QSB

                          WESTERN STANDARD CORPORATION
                      Consolidated Statement of Operations

                                    Unaudited

                           Profit and Loss Information

                                              For the Nine (9) Months Ended
                                             Sep. 30, 1995      Sep. 30, 1994
                                             --------------     --------------
1.  Gross sales less discounts, returns
    and allowances                           $ 8,212,077.71     $ 7,135,384.23
2.  Operating Revenues                             2,828.69           1,343.64
3.  Total of Captions 1 and 2                  8,214,906.40       7,136,727.87
4.  Costs and Expenses
    (a)  Operating Expenses                    6,754,620.14       5,710,344.60
    (b)  Interest Expense                        470,115.64         403,638.92
    (c)  Depreciation                            445,115.93         380,605.38
    Total Costs and Expenses                   7,669,851.71       6,494,588.90
5.  Income (Loss) before taxes on income
    & extraordinary items                        545,054.69         642,138.97
6.  Discontinued Operations                             -0-                -0-
7.  Provisions for taxes on income               185,319.00         218,327.00
8.  Income or (Loss)                             359,735.69         423,811.97
9.  Minority interest in profit (loss) of
    subsidiary                                   130,533.94         217,878.43
10. Income (Loss) before extraordinary
    items                                        229,201.75         205,933.54
11. Extraordinary items, income tax, benefit
    of net operating loss carryover              185,319.00         218,327.00
12. Net Income (Loss)                            414,520.75         424,260.54
13. Earnings (Loss) per share:
    $414,520.75 : 9,965,015
    issued and outstanding                             .042
    $424,260.54 : 9,965,015
    issued and outstanding                                                .043

14. Dividends per share                                 -0-                -0-

The results for interim periods are not necessarily indicative of results to be expected for the year.

The information furnished for Western Standard Corporation reflects adjustments which are, in the opinion of management, necessary to a fair statement of the results for this interim period.

PART 1, ITEM 1, 2 (1)(iii)
                                   FORM 10-QSB

                          WESTERN STANDARD CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    Unaudited

                                          Sep. 30, 1995     Sep. 30, 1994
                                          -------------     -------------
INCREASE (DECREASE) IN CASH:
  Cash flows from operating activities:
    Cash received from customers          $ 7,945,009.46    $ 7,140,583.15
    Cash paid to suppliers and employees (  7,604,887.97)  (  5,933,686.17)
    Interest paid                        (    470,115.64)  (    403,638.92)
                                          --------------    --------------
      Net cash provided (used) by
        operations                       ($   129,994.15)   $   803,258.06
                                          --------------    --------------
  Cash flows from investing activities:
    Repayments of loans by officer        $          -0-    $     7,500.00
    Capital expenditures                 (    388,372.83)  (  1,472,908.91)
    Restricted cash reserve                          -0-   (    300,260.00)
    Stock issued for cash                     130,200.00        217,000.00
    Loans to Snow King Center                        -0-   (    307,800.41)
    Sale of condominium and land              315,000.00        262,490.79
                                          --------------    --------------
      Net cash provided (used) by
        investing activities              $    56,827.17   ($ 1,593,978.53)
                                          --------------    --------------
  Cash flows from financing activities:
    Borrowings from banks                 $   636,963.68    $ 1,387,000.00
    Principal payments to banks          (    680,946.88)  (    455,719.83)
                                          --------------    --------------
      Net cash provided (used) by
        financing activities             ($    43,983.20    $   931,280.17
                                          --------------    --------------
Net increase (decrease) in cash          ($   117,150.18)   $   140,559.70
Cash at beginning of year                     184,708.17         76,631.00
                                          --------------    --------------
Cash at end of quarter                    $    67,557.99    $   217,190.70
                                          --------------    --------------
                                          --------------    --------------
RECONCILIATION OF NET INCOME TO NET CASH USED BY OPERATING ACTIVITIES:

Net income                                $   414,520.74    $   424,260.54
Adjustments:
  Depreciation and amortization               492,565.93        380,605.38
  Decrease in advance deposits           (    268,878.08)  (    150,245.31)
  Decrease in accrued expense            (      8,994.62)  (     65,637.80)
  (Decrease) increase in accounts
    receivable                           (    244,109.53)         3,855.28
  Change in other assets                        3,807.19          8,350.00
  Gain on condominium sold               (     29,594.60)              -0-
  Decrease in prepaid expenses                176,135.05         69,554.66
  Decrease (increase) in inventories     (     58,438.11)         6,462.65
  (decrease) in accounts payable         (    737,506.12)  (     91,825.77)
  Allocation of Minority Interest
    in profit of subsidiary                   130,533.95        217,878.43
  Change in restricted cash              (         35.95)              -0-
                                          --------------    --------------

Net cash provided by operations          ($   129,994.15)   $   803,258.06
                                          --------------    --------------
                                          --------------    --------------

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

           None

    (iii)  Significant Equity Investors

           Six investors own approximately 23.57% of Snow King
           Resort, Inc., a Western Standard Corporation sub-sidiary.

     (iv)  Significant Disposition and Purchase Business
           Combinations.

           None

      (v)  Material accounting changes

           None

PART I, Item 1, 2   (2)(iii)

                    Significant Equity Investors
                              Unaudited

                                                   January 1 to
                                                   Sep. 30, 1995
                                                  --------------
Sales                                             $ 8,175,964.30

Gross Income                                      $ 8,175,964.30

Net Income (Loss) from continuing operations      $   553,813.92

Less Minority Interest in profit or (loss) -
  23.57%                                          $   130,533.94

Net Income (Loss)                                 $   423,279.98

The above figures are for Snow King Resort, Inc., a Western Standard Corporation subsidiary. The Registrant owns approximately 76.43 percent of the outstanding Snow King Resort, Inc. voting stock.

PART II

                                   FORM 10-QSB

                          WESTERN STANDARD CORPORATION

                                Other Information

1.  Legal Proceedings.
    Six lawsuits were filed against Snow King Resort and Snow King Resort Center, Inc. for various injuries sustained on Snow King property and one for water damage. Of the seven lawsuits filed, three have been settled by our insurance company; one goes to trial on January 8, 1996; and three are pending.

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

   (c)  RESULTS OF OPERATIONS:

        Net gain for the first nine months of 1995 amounted to $545,055, compared to a gain for the first nine months of 1994 in the amount of $642,138.

        Profits and losses for the first nine months of 1995 and
        1994 came from:
        SOURCE                             1995          1994
                                         ---------     ---------

     Western Standard Corporation       ($   8,734)   ($  15,592)
     Snow King Resort, Inc.                553,814       620,840
     Western Recreation Corporation     (       25)       36,890
                                         ---------     ---------

                                         $ 545,055     $ 642,138
                                         ---------     ---------
                                         ---------     ---------


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

                                WESTERN STANDARD CORPORATION
                                ----------------------------

                                        (Registrant)



Dated:  November 6, 1995        /s/ Stanford E. Clark
                                ----------------------------
                                Stanford E. Clark, President
                                                   Treasurer