Form 10QSB
period 1996-03-31
WESTERN STANDARD CORP
filed 1996-06-10
CIK 106318

U.S. SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

                            FORM 10QSB


           [X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

             For Quarterly period ended March 31, 1996

       [ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                           EXCHANGE ACT

            For the transition period from           to

                    Commission File No. 0-3802

                   WESTERN STANDARD CORPORATION
                   ----------------------------
      (Exact Name of Registrant as Specified in its Charter)

WYOMING                                        83-0184378
- -------                                        ----------
(State or other jurisdiction                 (IRS Employer
of incorporation or organization)          Identification No.)

205 SOUTH BROADWAY, RIVERTON, WY     82501
- --------------------------------     -----
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

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X   No _____.

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
9,965,015 common $0.05 par at May 1, 1996.

PART 1, ITEM 1, 2 (1)(i)
                            FORM 10QSB

                   WESTERN STANDARD CORPORATION

                    Consolidated Balance Sheet

                             Unaudited

                          March 31, 1996

Current Assets:
     Cash                                         $      4,557.50
     Accounts Receivable                               286,844.18
     Allowance for Doubtful Accounts             (       9,733.17)
     Notes receivable                                   25,577.81
     Inventory - at cost                                78,865.77
                                                  ---------------
         Total Current Assets                     $    386,112.09
                                                  ---------------
Property & Equipment, Net of
     Accumulated Depreciation,
     Amortization and Depletion                   $  8,670,263.37
                                                  ---------------
Other Assets:
*    Accounts Receivable - Snow
       King Resort Center, Inc.                   $  1,042,879.07
     Prepaid expenses                                  120,082.24
     Prepaid loan fees                                 109,214.21
     Investment in SKRCI                                 6,720.00
     Leasehold Interest                                 38,518.77
     Restricted Cash Reserves                           10,992.40
     Other                                               1,164.86
                                                  ---------------
         Total Other Assets                       $  1,329,571.55
                                                  ---------------

TOTAL ASSETS                                      $ 10,385,947.01
                                                  ---------------
                                                  ---------------

The Registrant also owns 12,000 shares of Class B Common stock in Snow King Resort, Inc. at Zero Basis.

*  This account receivable is from a new business, approximately
49% owned by Western Standard Corporation and operated by its subsidiary Snow King Resort, Inc. This is not a short term receivable.
PART 1, ITEM 1, 2 (1)(i)
                            FORM 10QSB

                   WESTERN STANDARD CORPORATION

                    Consolidated Balance Sheet

                             Unaudited

                          March 31, 1996

Liabilities:
     Accounts Payable                             $    685,924.20
     Accounts Payable - Other                          171,032.41
     Portion of Long Term Debt
       payable within one year                       1,694,547.00
     Advance Deposit                                   239,795.15
     Accrued Expenses                                  376,169.61
                                                  ---------------
         Subtotal                                 $  3,167,468.37

     Long Term Debt                                  4,960,603.45
     Fee Payable - Officer                              90,000.00
                                                  ---------------
TOTAL LIABILITIES                                 $  8,218,071.82
                                                  ---------------
Minority Interest in Subsidiary
     2,150 shares of Class A stock
     in SKRI                                      $  2,498,204.12
                                                  ---------------
STOCKHOLDERS INVESTMENT:
     Common Stock, $0.05 par
       value, 10,000,000 shares
       authorized, 9,965,015
       issued and outstanding
       at March 31, 1996                          $    401,201.02
     Capital in Excess of Par
       Value                                         3,334,801.45
     Accumulated Deficit                         (   4,066,331.40)
                                                  ---------------
          Net Stockholders
            Investment                           ($    330,328.93)
                                                  ---------------

TOTAL LIABILITIES AND CAPITAL                     $ 10,385,947.01
                                                  ---------------
                                                  ---------------

PART 1, ITEM 1, 2 (1)(ii)
                            FORM 10QSB

                   WESTERN STANDARD CORPORATION
               Consolidated Statement of Operations

                             Unaudited

                    Profit and Loss Information

                                              For the Three (3) Months Ended
                                              Mar. 31, 1996     Mar. 31, 1995
                                              --------------    --------------
1.  Gross sales less discounts,
    returns and allowances     $ 2,544,966.27  $ 2,688,061.43
2.  Operating Revenues                    -0-          924.55
3.  Total of Captions 1 and 2    2,544,966.27    2,688,985.98
4.  Costs and Expenses
    (a)  Operating Expenses      2,316,400.34    2,593,774.84
    (b)  Interest Expense          161,566.56      134,753.17
    (c)  Depreciation              178,706.00      142,505.31
    Total Costs and Expenses     2,656,672.90    2,871,033.32
5.  Income (Loss) before taxes
    on income & extraordinary
    items                     (    111,706.63)(    182,047.34)
6.  Discontinued Operations               -0-             -0-
7.  Provisions for taxes on
    income                                -0-             -0-
8.  Income or (Loss)          (    111,706.63)(    182,047.34)
9.  Minority interest in
    profit (loss) of
    subsidiary                (     25,319.49)(     41,978.75)
10. Income (Loss) before
    extraordinary items       (     86,387.14)(    140,068.59)
11. Extraordinary items,
    income tax, benefit of
    net operating loss
    carryover                             -0-             -0-
12. Net Income (Loss)         (     86,387.14)(    140,068.59)
13. Earnings (Loss) per share:
    ($86,387.14) : 9,965,015
    issued and outstanding              (.008)
    ($140,068.59) : 9,965,015
    issued and outstanding                              (.014)
14. Dividends per share                   -0-             -0-

The results for interim periods are not necessarily indicative of results to be expected for the year.

The information furnished for Western Standard Corporation reflects adjustments which are, in the opinion of management, necessary to a fair statement of the results for this interim period.

PART 1, ITEM 1, 2 (1)(iii)
                            FORM 10QSB

                   WESTERN STANDARD CORPORATION

               CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Unaudited

                                              For the Three (3) Months Ended
                                              Mar. 31, 1996     Mar. 31, 1995
                                              --------------    --------------
INCREASE (DECREASE) IN CASH:
  Cash flows from operating
  activities:
    Cash received from
      customers                $ 2,236,543.97  $ 2,570.344.16
    Cash paid to suppliers
      and employees           (  2,223,648.49)(  2,684,813.49)
    Interest paid             (    161,566.56)(    134,753.17)
      Net cash provided
        (used) by operations  ($   148,671.08)($   249,222.50)

  Cash flows from investing
  activities:
    Loans to officer          ($    15,515.80) $          -0-
    Capital expenditures      (     72,682.89)(    138,218.10)
    Collection of subscrip-
      tions for stock                     -0-      108,500.00
    Sale of condominium                   -0-      315,000.00
    Loans to Snow King
      Center                  (      1,896.21)            -0-
    Increase in restricted
      cash                    (      8,837.73)            -0-
      Net cash provided
        (used) by investing
        activities            ($    98,932.63) $   285,281.90

  Cash flows from financing
  activities:
    Short Term Loans           $   250,989.27  $   411,847.57
    Principal payments to
      banks                   (    138,402.09)(    407,346.74)
    Payment of loan fees      (     46,125.00)            -0-
      Net cash provided
        (used) by financing
        activities             $    66,462.18  $     4,500.83
Net increase (decrease) in
  cash                        ($   181,141.53) $    40,560.23
Cash at beginning of year          185,699.03      184,708.17

Cash at end of quarter         $     4,557.50  $   225,268.40

RECONCILIATION OF NET INCOME
TO NET CASH USED BY OPERATING
ACTIVITIES:

Net income (loss)             ($    86,387.14)($   140,068.59)
Adjustments:
  Depreciation and
    amortization                   178,456.00      155,455.31
  Decrease in advance
    deposits                  (    293,082.77)(    123,681.56)
  Increase in accounts
    receivable                (     15,339.53)(    131,025.97)
  Change in other assets                  -0- (         11.92)
  Decrease in prepaid
    expenses                        45,218.50       54,384.25
  Decrease (increase) in
    inventories               (     23,599.11)      20,553.28
  (Decrease) increase in
    accounts payable and
    accrued expenses                71,382.46 (     13,253.95)
  Gain on condominium sold                -0- (     29,594.60)
  Allocation of Minority
    Interest in profit
    (loss) of subsidiary      (     25,319.49)(     41,978.75)
Net cash provided by
  operations                  ($   148,671.08)($   249,222.50)

PART I, ITEM 1, 2 (2)

                            FORM 10QSB

                   WESTERN STANDARD CORPORATION


     (ii)  Material Subsequent Events and Contingencies
           None

    (iii)  Significant Equity Investors

           Six investors own approximately 23.57% of Snow King
           Resort, Inc., a Western Standard Corporation sub-sidiary.

     (iv)  Significant Disposition and Purchase Business
           Combinations.

           None

      (v)  Material accounting changes

           None

PART I, Item 1, 2   (2)(iii)

                   Significant Equity Investors
                             Unaudited

                                                   January 1 to
                                                   Mar. 31, 1996
                                                  --------------
Sales                                             $ 2,536,616.89

Gross Income                                      $ 2,536,616.89

Net Income (Loss) from continuing operations     ($   107,422.53)

Less Minority Interest in profit or (loss) -
  23.57%                                         ($    25,319.49)

Net Income (Loss)                                ($    82,103.04)

The above figures are for Snow King Resort, Inc., a Western
Standard Corporation subsidiary.  The Registrant owns approximately
76.43 percent of the outstanding Snow King Resort, Inc. voting stock.

PART II

                            FORM 10QSB

                   WESTERN STANDARD CORPORATION

                         Other Information

1.  Legal Proceedings.
    At March 31, 1996, three lawsuits had been filed against Snow King Resort, Inc. and were pending.

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

303(b) 2  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

   (a)  ANALYSIS OF FINANCIAL CONDITION:

        Heavy startup and operating costs at the Snow King Resort Center have created a heavy drain on Snow King Resort's cash flow. In addition, less revenue at the Center was received than expected. Snow King Resort has not had sufficient cash flow to pay its creditors in a timely manner. Principal and interest payments on loans are current.

        On April 15, 1996, Snow King Resort, Inc. refinanced its loan with ORIX USA at a fixed interest rate of 10 1/8% for five years. Part of the proceeds were used to pay other debt. The amount of the new loan was $6,150,000.

        Western Standard Corporation, the parent company, will have sufficient funds to cover its expenses during 1996 from cash reserves, oil and gas royalties, interest, and accounts receivable.

   (c)  RESULTS OF OPERATIONS:
        Net loss for the first three months of 1996 amounted to $86,387.14, compared to a loss for the first three months of 1995 in the amount of $140,068.59.

        Profits and losses for the first three months of 1996 and 1995 came from:

        SOURCE                              1996         1995
                                          --------     ---------
     Western Standard Corporation        ($  4,259)   ($   3,920)
     Snow King Resort, Inc.              (  82,103)   (  136,124)
     Western Recreation Corporation      (      25)   (       25)

                                         ($ 86,387)   ($ 140,069)

     Snow conditions during the first quarter of 1996 were very good and produced a small profit from mountain operations. Food and beverage, and the Snow King Center also were profitable. However, rooms and condominium rentals were less profitable than in 1995.

                            FORM 10QSB

                   WESTERN STANDARD CORPORATION

                             SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                WESTERN STANDARD CORPORATION
                                ----------------------------

                                        (Registrant)



Dated:  May 1, 1996             /s/ Stanford E. Clark
                                ----------------------------
                                Stanford E. Clark, President
                                                   Treasurer