Form 10KSB
period 1995-12-31
WESTERN STANDARD CORP
filed 1996-07-09
CIK 106318

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                            FORM 10KSB

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE         ACT OF 1934 [FEE REQUIRED]
            For the fiscal year ended December 31, 1995
                                or
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES              EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the transition period from __________ to __________

                    Commission File No. 0-3802

                   Western Standard Corporation
          (Name of small business issuer in its charter)

            Wyoming                              83-0184378
(State or other jurisdiction                (I.R.S. Employer
of incorporation or organization)            Identification No.)

205 South Broadway
Riverton, Wyoming                                   82501
(Address of principal                             (Zip Code)
executive offices)

   Issuer's telephone number, including area code: (307)856-9288

Securities registered pursuant to Section 12(b) of the Exchange
Act:  None
Securities registered pursuant to Section 12(g) of the Exchange
Act:

                   Common Stock, $.05 par value
                         (Titles of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                        Yes   X    No

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB or any amendment to this Form 10KSB. [X]

Issuer's revenues for the fiscal year ended December 31, 1995 were $9,425,008.

As of March 15, 1996, there were 9,965,015 shares of the registrant's common stock outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant was $352,902, based upon the average of the bid and asked prices of the common stock on March 15, 1996.

DOCUMENTS INCORPORATED BY REFERENCE:

   Page 1 of  85  pages.  The exhibit index begins on page  56 .

                              PART I.

Item 1.  Description of Business.

Business Development

     Western Standard Corporation ("WSC") was incorporated under Wyoming law on February 24, 1955. WSC and its subsidiaries hold interests in and to mineral, oil and gas, and recreational real estate properties and the Snow King Ski Area (the "Ski Area"), the Snow King Hotel (the "Hotel"), and the Snow King Complex (the "Complex") in Jackson, Wyoming. WSC's primary business activity is its operation of the Hotel, the Ski Area, and the Complex through its subsidiary, Snow King Resort, Inc. ("SKRI").

       The Snow King Complex is managed by Snow King Resort
Management, Inc. ("SKRMI") pursuant to a management agreement with SKRI providing for a management fee equal to 2% of gross revenues. SKRMI is entirely owned and controlled by Manuel B. Lopez and Stanford E. Clark, officers and directors of WSC.

     On March 13, 1992, WSC completed a restructuring (the "Restructuring") of its interests in the Ski Area and the Hotel which entailed, among other things: (i) the transfer by Snow King, Incorporated (SKI) of substantially all of its assets, subject to substantially all of its liabilities, to SKRI in exchange for 9,500 shares of Class B Common Stock of SKRI; (ii) the transfer by WSC of its 50% interest in Snow King Partnership (SKP) to SKRI in exchange for 2,500 shares of Class B Common Stock of SKRI and a $500,000 face amount promissory note of WSC (the "WSC Note"); (iii) the purchase by SKRI from JH-AHRC of the other 50% ownership interest in SKP, the Hotel, and the WSC Note for $6,350,000 in cash; (iv) the borrowing by SKRI of $5,000,000 from ORIX USA Corporation to finance its acquisition of assets from JH-AHRC (the "Orix Loan"); and (v) the sale, in a private offering, of 800 shares of Class A Common Stock of SKRI and $2,072,000 face amount of convertible subordinated debentures (the "Debentures") of SKRI, for total gross proceeds of $2,184,000, to finance the acquisition of assets from JH-AHRC, to pay various fees and costs associated with the Restructuring, and to provide working capital (the "Offering").
All of the above described elements of the Restructuring closed on March 13, 1992. Later in 1992, SKI was liquidated and dissolved and all of its assets transferred to WSC.

     SKRI

     SKRI is a Wyoming corporation formed on December 28, 1990, by WSC to serve as the vehicle to accomplish the Restructuring. The officers and directors of SKRI are as follows:

     (a) Manuel B. Lopez, President and Director
     (b) Stanford E. Clark, Treasurer and Director
     (c) James Peck, Director
         Max Chapman, Director
         Clarene Law, Director
         Joe Byron, Director
         Peter Wold, Director
         Creed Law, Secretary

     (a) Mr. Lopez is also Vice President and a Director of Western Standard Corporation.

     (b) Mr. Clark is also President and a Director of Western
Standard Corporation.

     (c) Mr. Peck is also a Director of Western Standard
Corporation.

The principal executive offices of SKRI are located at 400 East
Snow King Avenue, Jackson Hole, Wyoming, 83001, telephone number
(307) 733-5200.

     The beginning capital structure of SKRI is as follows:

     Common Stock. The articles of incorporation of SKRI authorize two classes of common stock, Class A Common Stock and Class B Common Stock. The preferences, limitations and relative rights of both classes of common stock are equivalent in all respects, with the exception of voting rights with respect to the election of directors. The holders of Class A Common Stock are entitled to elect three directors of SKRI while the holders of Class B Common Stock are entitled to elect four directors. There are currently 12,000 shares of Class B Common Stock, outstanding, all of which are owned by WSC. Initially, there were 2,150 shares of Class A Common Stock outstanding, all of which is owned by the investors who purchased shares in the Offering. (See pages 5 & 6 for additional sale of shares.)

     Preferred Stock. The articles of incorporation of SKRI authorize one class of preferred stock, Class A Preferred Stock. Each share of Class A Preferred Stock is entitled to a cumulative dividend preference of $7.00 per share per year, has no voting rights, and is entitled to a liquidation dividend preference of $140.00 per share. After payment of the above described dividend preferences, the Class A Preferred Stock shall participate equally in any dividends declared.

     Convertible Subordinated Debentures. Each Convertible Subordinated Debenture, which debentures were issued in denominations of $20,720 face amount each, is convertible into 148 shares of Class A Preferred Stock, bears interest at the rate of 10.5% per annum (payable annually and with unpaid interest accruing at the rate of 12% per annum in the event of any failure to make an interest payment when due), is subordinated to the Orix Loan with respect to the payment of principal and interest, the funding of certain reserve accounts, and the payment of management fees for operation of the Hotel, matures on January 31, 2007, and is subject to the right of SKRI to call all or a portion of the debentures as follows: (i) on or after January 31, 1994, but prior to January 30, 1995, for 130% of the face amount plus accrued but unpaid interest; (ii) on or after January 31, 1995, but prior to January 30, 1996, for 125% of the face amount plus accrued but unpaid interest; (iii) on or after January 31, 1996, but prior to January 30, 1997, for 115% of the face amount plus accrued but unpaid interest; (iv) on or after January 31, 1997, but prior to January 30, 1998, for 110% of the face amount plus accrued but unpaid interest; and (v) on or after January 31, 1998, for 105% of the face amount plus accrued but unpaid interest.

     All of these debentures were converted to Class A preferred stock in 1994. (Also, see page 4.)

     Elements of the Restructuring

     Transfer of SKI Assets. SKI transferred substantially all its assets, subject to substantially all its liabilities, to SKRI in exchange for 9,500 shares of the Class B Common Stock of SKRI valued at $1,330,000 ($140 per share). These shares of Class B Common Stock represented approximately 74.2% of the outstanding common equity of SKRI at the time the Restructuring was completed.

     The assets of SKI which were transferred to SKRI consisted primarily of all of SKI's rights to operate the Hotel and all personal property of SKI, including cash, accounts receivable, furnishings, equipment, and inventory.

     Purchase of the Hotel, JH-AHRC's SKP Interest, and the WSC Note. SKRI purchased the Hotel, JH-AHRC's SKP Interest and the WSC Note from AHRC in exchange for $6,350,000 in cash. The purchase price was funded by the proceeds of the Orix Loan ($5,000,000), and by a substantial portion of the proceeds of the Offering ($1,350,000).

     The Hotel consists of a 204 room hotel with a convention center and related facilities situated on 8.29 acres of land. The WSC Note was in the principal face amount of $500,000, bore interest at the rate of 12% per annum, provided for the payment of interest in monthly installments, provided for the repayment of principal, in full on May 1, 1992, and was secured by WSC's 50% interest in SKP.

     The assets of SKP consisted primarily of 44.82 acres of private land and 27.2 contiguous acres of leased land from the Town of Jackson, all at the base of the Ski Area; 30-year National Forest Service Special Use Permits with respect to the Ski Area; a warming hut building with service facilities at the base of the Ski Area; a warming hut and snack shop at the summit of the Ski Area; two double chair lifts; an Alpine Slide and ski service equipment and vehicles.

     The Loan. SKRI borrowed $5,000,000 from Orix USA Corporation in order to finance the acquisition by SKRI of the Ski Area and the Hotel. The terms of the Orix Loan call for repayment over a term of five years with monthly installments of principal (based on a 15-year amortization schedule) and interest on the unpaid principal balance at the variable rate of LIBOR (London Interbank Offered Rates) plus 3.5% per annum (adjusted every six months), and for the loan to be secured by a first lien on essentially all the assets of SKRI and the personal guarantees of Manuel B. Lopez and his wife, Deborah, to the extent of $1,000,000 of the amount borrowed. The outstanding principal balance of the Orix Loan is due and payable March 13, 1997.

     The loan agreement provides, among other things, for the establishment of certain reserve accounts, the achievement of certain operating performance targets, restrictions on borrowing, asset transfers or encumbrances, restrictions on ownership changes, restrictions on distributions to shareholders, and subordination of payments of principal and interest on the Debentures and payment of management fees.

     As a condition to the making of the Orix Loan, WSC has placed all its shares of Class B Common Stock of SKRI into a voting trust, granting to Manuel B. Lopez the sole right to vote such shares for the duration of the voting trust. The initial term of the voting trust is ten years (expiring March 12, 2002), and may be extended for subsequent ten-year periods by the consent of WSC and Mr. Lopez.

     Transfer of WSC's SKP Interest. WSC transferred its 50% ownership interest in SKP to SKRI in exchange for 2,500 shares of the Class B Common Stock of SKRI valued at $350,000 ($140 per share) and the WSC Note, which was valued at face amount ($500,000). These shares of Class B Common Stock represented approximately 19.5% of the outstanding common equity of SKRI at the time the Restructuring was completed. The assets of SKP are described above.

     The Offering. SKRI sold, in a private offering, 800 shares of Class A Common Stock of SKRI for $140 per share ($112,000 in the aggregate), and $2,072,000 face amount of Debentures for 100% of the face amount. The total amount of funds raised in the private offering, before expenses of the offering, was $2,184,000. Manuel
B. Lopez and his wife, Deborah, purchased 10% of the securities sold in the Offering. Margaret Peck, the largest shareholder of WSC (26.8%), also purchased 10% of the securities sold in the Offering.

     Valuation of the assets and partnership interest acquired from JH-AHRC were established through arm's-length negotiation. The partnership interest transferred from WSC was valued at the same amount as the partnership interest purchased from JH-AHRC. Valuation of the assets transferred from SKI were established primarily through a valuation by SKRI of SKI's right to operate the Hotel. The offering price of the common equity of SKRI was set arbitrarily and did not necessarily bear any relation to the assets, net worth or earnings of SKRI.

     As part of the Restructuring, SKRI entered into a new operating agreement with SKRMI pursuant to which SKRMI manages the Hotel. The operating agreement provides for the payment to SKRMI of a management fee equal to 2% of the gross revenues of the Hotel.
Payment of principal and interest on the Debentures is subordinated to payment of the management fee. Payment of the management fee is subordinated to the payment of principal and interest on the Orix Loan.

     In April, 1992, SKRI granted an option to purchase 3,000 shares of Class B Common Stock for a period of ten years at a price of $140 per share to Mr. Lopez and his wife.

     In March, 1993, the SKRI debenture holders purchased an additional 1,350 shares of Class A Common Stock at a price of $140 per share.

     In 1994, the debenture holders purchased 1,550 shares of Class A stock at $140.00 per share. In 1994, all outstanding convertible debentures were converted into 14,800 shares of Class A preferred stock at $140.00 per share. At December 31, 1994, 3,700 shares of Class A, 12,000 shares of Class B, and 14,800 shares of Class A preferred nonvoting stock, were issued and outstanding. The issuance of the Class A preferred nonvoting stock did not reduce Western Standard's voting power in Snow King Resort, Inc., although preferred Class A nonvoting stock has certain preferred claims on Snow King Resort, Inc.'s assets in case of dissolution.

     As a result of the Restructuring, SKRI now owns all of the assets comprising the Ski Area and the Hotel. WSC now owns approximately 76.43% of the outstanding voting stock of SKRI. SKRI intends to operate the Ski Area and the Hotel in the same manner as they have been operated over the last several years.

     Each shareholder in Snow King Center, Inc. has signed an option to exchange all of his shares for Snow King Resort, Inc. shares at the basis of ten Center shares for one Resort share. If all of these options are exercised, 98 shares of Snow King Resort, Inc. Class A stock will be issued.

     For a description of WSC's mineral, oil and gas, and other recreational real estate properties, see "- Properties." WSC's oil and gas properties are operated by others.

Competitive Conditions

     Locally, the Ski Area and the Hotel are faced with intense competition from a newer, bigger, more prestigious and nationally recognized ski resort, which is in close proximity to its operations. Such ski resort, known as Teton Village, is owned and operated by a company with greater financial resources than WSC and SKRI. Nationally, the ski resort industry is extremely competitive and many of WSC's and SKRI's competitors have more experience and greater financial resources than does WSC and SKRI.

     Oil and gas exploration and production is a highly competitive business. If WSC were to engage in active oil and gas operations, it would compete with a number of other companies, including major oil companies and other independent operators, virtually all having more experience and greater financial resources. WSC does not hold a significant competitive position in the oil and gas industry.

     Likewise, WSC's recreational land activities are faced with keen competition from much larger more financially capable companies. WSC's competitive position in this area of activity is insignificant.

Oil and Gas Customers

     WSC believes there is a ready market for its share of oil and gas produced by operators of properties in which it has an interest. However, WSC has no control over worldwide factors affecting supply and demand for oil and gas which influence oil and gas prices. Eighty-Eight Oil Company purchased approximately all of WSC's share of oil production during 1995. GPM Gas Corporation and KN Energy purchased the gas.

Patents, Licenses, Franchises and Concessions

     SKRI owns a Resort liquor license which is subject to renewal each year. It has been renewed through 1996.

     The Ski Area is operated primarily on land owned by the United States which SKRI is permitted to use pursuant to a special use permit expiring October 31, 2011. The permit is non-transferrable and is terminable upon 30 days written notice to SKRI if a determination is made by the Secretary of Agriculture or any official of the Forest Service that the public interest requires such termination. SKRI is required to pay an annual fee for the permits which is based upon revenues generated by the Ski Area.

Environmental Impact

     WSC's holding and/or development of its oil and gas and SKRI's recreational properties requires compliance with various requirements concerning environmental quality; and such compliance may necessitate significant capital outlays, may materially affect potential future earnings of WSC, or may cause material changes in WSC's business. WSC believes that it is in substantial compliance with all applicable environmental laws, rules, and regulations.

Number of Persons Employed

     During 1995, WSC, including its subsidiaries, because of the seasonality of its business, had between 197 and 296 employees, including its officers.

Seasonality

     The activities of the Hotel and the Ski Area are seasonal in nature and are highly dependent on the number of tourists visiting the area and the number of conventions and tour groups booked. Tourism reaches peaks from May through September and, for skiing, from December through March.

Financial Information About Industry Segments

     WSC includes in its financial reporting two segments, an oil and gas segment and a Snow King Hotel segment. The financial information relating to segments may be found in the Consolidated Financial Statements, and Schedules A and B thereto included in this Annual Report on 10KSB as Item 7.

Item 2.  Description of Property.

                    RECREATION AREA PROPERTIES

Teton County, Wyoming

     The assets and the properties herein referred to as the Hotel and the Ski Area consist of the following:

     (1) 8.29 acres on which the 204 room hotel with a convention center and related facilities are located.

     (2) 43.5 acres and Town of Jackson leases on 27.2 contiguous acres. A lease on the ski shelter and part of the 27.2 acres expires May 31, 2023. The lease on the balance (the larger portion, including the Ice Rink) of the 27.2 acres also expires May 31, 2023. During 1992, the Town and SKRI agreed to demolish the ski shelter and replace it with a larger structure having both a ski shelter and a skating rink. These structures have been completed an are in use. The skating rink is leased by a new entity; see Item 12. "Certain Relationships and Related Transactions."

     (3)  A 30-year Forest Service Term Special Use Permit on
          369.51 acres on the adjoining Snow King Mountain, which expires October 31, 2011.

     (4)  A warming hut at the base of Snow King Mountain.

     (5) A double chair ski lift on Snow King Mountain constructed and put into use in 1981.

     (6)  A double chair lift reaching from the base of Snow King
          Mountain to approximately 1/2 the distance to the top of the mountain. This lift was acquired July 14, 1986 and is known as the Rafferty Lift.

     (7) In 1994, a triple chair lift was installed that extends approximately half way to the top of Snow King mountain. This opens up additional intermediate skiing areas. The cost of the new chair lift, additional lights for night skiing, water lines, pump, and additional snow making equipment installed, totalled $1,683,997.

     (8)  Mountain grooming and communications equipment.

     (9)  A warming hut and snack shop at the summit of Snow King
          Mountain.

     (10) The Alphorn Motel in Jackson, Wyoming, consisting of 17 units, a large lodge room, and a small cabin, located on six lots of land at the base of Snow King Mountain adjacent to the ski lift. It is currently listed for sale at $1,300,000.00.

     (11) Alpine Slide.

     All of the above properties are subject to the lien of Orix as security for the Orix Loan.

     During 1992, SKRI transferred 1.3 acres of land to the town of Jackson for a location on which to construct an indoor skating rink.

Fremont County, Wyoming

     WSC, through its wholly-owned subsidiary, Western Recreation Corporation, owns 120 acres of lakeside property adjacent to and underlying Ocean Lake, 14 miles west of Riverton, Wyoming, of which approximately 80 acres are above the high water line. Several building sites are located on this property. Some of this land is rented out as farmland. This property is currently for sale.

                MINERAL AND OIL AND GAS PROPERTIES

     The following is a brief description of the mineral and oil and gas properties in which WSC held an interest as of December 31, 1995:

Mining Claims
                                  Number     Approximate     Wyoming
Name                   Mineral   of claims     Acreage       County

Such Claim No. 7       Uranium       1            20          Carbon

WSC owns a 5% net profit interest in Patented Such Claim No. 7.


Non-Producing Oil and Gas Interests

Leases
on Which             Approxi-
Royalties are          mate      WSC's      County       Date Leases
Held                 Acreage    Interest   and State       Expire

Treasure Unit           320       2.0%*   Sweetwater       Held by
Lease w-28853                               Wyoming       production
                                                           in Unit

Daly Lease,             400      12.5%**   Campbell        Held by
Kitty Field                                 Wyoming       production
                                                           in Unit
*     Overriding royalty interest.
**    Working interest.

Producing Oil and Gas Properties

     WSC is not the operator of any of the oil and gas properties described below from which it received income during 1995. WSC does not know of any planned exploration in 1996 on any of the oil and gas properties operated by others in which it has interest. WSC does not plan active exploration of any of its oil and gas properties during 1996.

     To the best of WSC's knowledge, the underlying leases are in good standing. Reference is made to Schedule A included with the Consolidated Financial Statements for detailed information concerning WSC's oil and gas operations for its three fiscal years ended December 31, 1995.

     As a result of WSC's difficult financial position stemming from its working capital deficit, operating losses and lack of liquidity, and the fact that WSC holds small non-operating interests in its oil and gas properties, it has not engaged an independent petroleum engineering firm to render a report on its oil and gas reserves. Further, WSC has no staff or expertise enabling it to internally estimate its oil and gas reserves. The financial statement carrying value of the properties is nominal and it has recovered its entire investment. WSC has not engaged in active oil and gas operations during the past three years and does not expect to do so during 1996. The Consolidated Financial Statements do, however, contain a considerable amount of information concerning WSC's oil and gas segment and the results of its operations during the past three years. The following further describes WSC's oil and gas properties:

Kaye Field

     WSC owns a 20.348% working interest (15.26% net revenue interest) in two producing wells located on 308 gross (62.67) net acres in Section 5, T36N, R67W, Converse County, Wyoming.

Central Hilight Unit

     WSC owns a 1.0827% royalty interest in Tract #47 of the Central Hilight Unit located in Campbell County, Wyoming, which currently produces from the Muddy Formation. Tract #47 has been assigned a 6.268% interest in the Central Hilight Unit, which converts to a 0.0006787 interest to WSC. The Unit was formed by the Wyoming Oil and Gas Commission, effective November 1, 1971, and placed under a water flood program.


Grady Unit

     Effective September 1, 1971, the date these properties were unitized, WSC purchased a 5.027% working interest (2.721% net revenue interest) in the Grady Unit, which consists of approximately 9,440 gross (472 net) acres located in T45N and T46N, R71W, Campbell County, Wyoming. In 1993, WSC's working interest was reduced to 0.029644. This provides additional revenue to WSC.

Payne Field

     WSC has a 1% OR in the Payne Field which consists of 320 gross acres, 35.2 net acres, in Campbell County, Wyoming. The NBC #1 well in the Payne Field is producing.

Exploratory and Development Wells Drilled

     WSC did not participate in the drilling of any wells during the last three fiscal years.

Production, Productive Wells and Reserves

     Two of WSC's significant oil and gas properties are subject to complex unitization agreements involving a large number of wells with varying ownership interest making any attempt to estimate its reserves difficult, relatively expensive, and subject to error. Moreover, WSC is not certain that operators would open their technical files to any engineer employed by WSC.

Miscellaneous

     WSC is not obligated to provide quantities of oil or gas in the future under existing contracts or agreements.

     WSC has not filed any reports containing oil or gas reserve estimates with any federal or foreign governmental authority or agency within the past 12 months.

Item 3.  Legal Proceedings.

     During 1992, the Ski Area and Hotel were audited by the Wyoming Sales Tax Department for the period September, 1989 through September, 1992. The Department asserts sales and use tax liabilities due for the audit period of $85,238, plus penalties and interest. SKRI disputed the audit findings to the extent of $53,636, plus associated penalties and interest. The undisputed amounts had been recorded as a liability on the financial statements.

     This assessment was settled in August, 1994 by the application of payments made under protest in the amount of $19,551.49 and an additional final payment in the amount of $24,297.72. All penalties were waived.

     The wrongful termination suit filed by a former employee was settled in 1994 by the payment of $10,000 to the former employee by our insurance carrier.

     At December 31, 1995, SKRI was involved in three lawsuits that are expected to be covered by insurance; one of which was settled in 1996. All other law suits have been settled by our insurance carrier. WSC is not a party to any lawsuit or legal proceedings, and none are contemplated or threatened against it.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1995.

                             PART II.

Item 5.  Market for Registrant's Common Equity and Related
Stockholder Matters.

     WSC's common stock, $0.05 par value, is sporadically traded over the counter. Trading in WSC's common stock is reported by the National Daily Quotation Service ("pink sheets") and the National Association of Securities Dealers, Inc. Non-NASDAQ OTC Bulletin Board. Quotations shown below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                       Bid Prices
                                                 Low           High
     1995
     First Quarter                             .0625           .0625
     Second Quarter                            .0625           .0625
     Third Quarter                             .0625           .0625
     Fourth Quarter                            .0625           .0625

     1994
     First Quarter                              .125            .375
     Second Quarter                            .0625            .125
     Third Quarter                             .0625           .0625
     Fourth Quarter                            .0625            .125

     As of December 31, 1995, there were approximately 3,554 holders of record of WSC's common stock.

     WSC has not paid any dividends on its common stock and does not expect to do so in the foreseeable future.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

     Management recommends that the discussion below be read in conjunction with the Financial Statements and Notes thereto included in this Annual Report on Form 10KSB as Item 7.

Liquidity and Capital Resources

     As explained in detail in Item 1 of this Annual Report on Form 10KSB, Western Standard Corporation completed a restructuring of its interests in the entire Snow King Complex in Jackson Hole, Wyoming, in March, 1992. This has placed all of the assets of Snow King, Incorporated and Snow King Partnership in a new company, Snow King Resort, Inc.

     Western Standard Corporation's note payable to Americana Hotels and Realty Corporation in the amount of $500,000 due in May, 1992, has been retired as part of the restructuring. The $98,000 owed to two Western Standard Corporation corporate officers for unpaid salaries, was paid in full in 1991 with cash and corporate stock. This leaves the parent company, Western Standard Corporation, virtually debt free with the exception of $90,000 owed to a corporate officer as part of a fee for devising and implementing the restructuring.

     Approximately eighty acres of land near Ocean Lake, west of Riverton, Wyoming, are rented for agricultural purposes until they can be sold or put to another use. Approximately forty acres are below the high water line.

     A new management agreement between Snow King Resort Management, Inc. and Snow King Resort, Inc. pertaining to the management of Snow King Resort, Inc. reduced management fees from 3% of gross revenues previously paid by Snow King, Incorporated (with a portion of the fee going to Western Standard Corporation) to 2% of gross revenues with no management fees going to Western Standard Corporation after March 13, 1992. This reduced expenses for Snow King Resort, Inc. and decreased revenues for Western Standard Corporation. During 1992, Western Standard Corporation received $9,867 in management fees, down from $53,636 in 1991.

     It is believed that oil and gas revenues, rent, a small amount of interest and limited cash reserves, will make it possible for Western Standard Corporation to meet its expenses in 1996.

     Snow King Resort, Inc. had paid its $5,000,000 loan from ORIX USA and Jackson State Bank down to $3,863,000 by September 13, 1994. On that date, it borrowed an additional amount of $1,387,000 from these same two lenders increasing the balance of the loan to $5,250,000 with the original loan being amended. Monthly payments on the loan are to be computed on a fifteen (15) year amortization schedule based upon an assumed interest rate for calculation of such principal payments, at 9% per annum.

     Use of the additional funding of $1,387,000 is for the purchase and installation of a triple chair lift, four new snow making machines, water lines, electric light coverage for additional night skiing areas, and related expenses for an estimated total of $1,248,000. Cost overruns increased the total to $1,683,997. Principal and interest payments on loans are current.

     Revenues from the operations of Snow King Resort, Inc., a $600,000 line of credit from a Jackson, Wyoming bank, and limited additional borrowings are expected to be sufficient to allow Snow King Resort, Inc. to meet its principal, interest and other operating expenses during 1996.

     Snow King Resort, Inc. obtained a construction loan in the amount of $360,000 to aid in the construction of two condominiums located near the Snow King Hotel. One has been sold for $325,000. The second condominium was sold in March, 1995, for $315,000 less closing costs. The balance of the construction loan was paid from the proceeds of the sale of the second condominium. Mr. Lopez had personally guaranteed the loan.

Results of Operations

     1995 vs. 1994

     Overall - 1995 ended with a net loss of $143,424 compared to a net loss of $43,266 in 1994.

     Major items contributing to the 1995 loss were:

     1. Operating income of the Oil and Gas Segment increased from $22,845 in 1994 to $24,917 in 1995.

     2. Operating income of the Snow King Resort segment decreased from $518,987 in 1994 to $504,250 in 1995. Revenues increased from $7,910,708 in 1994 to $8,518,936 in 1995. Operating expenses increased from $7,391,721 to $8,014,686 in 1995, caused mainly from various operating costs and depreciation charges.

     3. Other revenue decreased from $41,248 in 1994 to $21,096 in 1995. This decrease was from increased interest expenses, and decreased gain on sale of assets.

     Oil and Gas Segment

     Please refer to item 1. above.

     Snow King Resort Segment

     Room revenues increased from $4,048,224 in 1994 to $4,153,055 in 1995. The average room rate increased from $86.14 in 1994 to $89.87 in 1995.

     Food and beverage revenues increased from $1,868,886 in 1994 to $1,876,746 in 1995. This increase was mainly due to more banquets, more people eating and drinking in the Hotel, and price adjustments.

     Alpine Slide revenues increased from $380,651 in 1994 to $401,898 in 1995. This increase is attributed to more people riding the slide and an increase in price.

     Revenues from skiing increased from $495,520 in 1994 to $562,591 in 1995.

     Rental of condominiums owned by others provided revenues of $1,174,208 in 1994 compared to $1,602,211 in 1995. More condominiums were available and more people desired to stay in condominiums in 1995.

     Telephone revenue increased from $71,666 in 1994 to $84,694 in 1995.

     Administrative expenses increased from $528,901 in 1994 to $586,581 in 1995. Labor costs, credit card discounts, donations, telephone, office supplies, postage, security, and taxes all had substantial increases.

     Marketing expenses decreased from $426,950 in 1994 to $398,802 in 1995. Personnel and advertising costs increased while operating expenses decreased.

     Maintenance costs decreased from $356,030 in 1994 to $344,688 in 1995.

     Room expenses increased from $1,240,237 in 1994 to $1,343,372 in 1995. Labor costs, guest supplies, linens and data processing increased. However, fewer rooms were rented in 1995 than in 1994.

     Energy costs decreased from $355,682 in 1994 to $319,342 in 1995.

     Property taxes and insurance decreased from $191,112 in 1994 to $161,329 in 1995.

     Interest payments increased from $569,052 in 1994 to $689,403 in 1995.

     Management fees based on gross revenues increased from $163,314 in 1994 to $182,200 in 1995.

     Condominium expenses increased from $960,264 in 1994 to $1,366,016 in 1995. More condominiums were rented in 1995.

     Depreciation increased from $509,100 in 1994 to $615,981 in 1995.

     Amortized loan fees in 1994 were $61,300 and $69,250 in 1995.

     Bad debt expenses decreased from $8,065 in 1994 to $3,931 in 1995.

     1994 vs. 1993

     Overall - 1994 ended with a net loss of $43,266 compared to a net profit of $38,860 in 1993.

     Major items contributing to the 1994 loss were:

     1. Operating income of the Oil and Gas Segment increased from $7,531 in 1993 to $22,845 in 1994. Revenues decreased from $56,532 in 1993 to $49,411 in 1994. Production costs decreased from $47,985 in 1993 to $26,566 in 1994.

     2. Operating income of the Snow King Resort segment decreased from $678,790 in 1993 to $518,987 in 1994. Revenues increased from $7,087,976 in 1993 to $7,910,708 in 1994. Operating expenses increased from $6,409,186 to $7,391,721 in 1994, caused mainly from various operating costs and depreciation charges.

     3. Other revenue increased from $10,882 in 1993 to $41,248 in 1994. This gain was from decreased interest and rental expenses, and increased gain on sale of assets.

     Oil and Gas Segment

     Please refer to item 1. above.

     Snow King Resort Segment

     Room revenues increased from $3,895,192 in 1993 to $4,048,224 in 1994. This increase was due to an increase in occupancy from 66.4% in 1993 to 63.1% in 1994 and an increase in the average room rate from $78.82 in 1993 to $86.14 in 1994.

     Food and beverage revenues increased from $1,717,195 in 1993 to $1,868,886 in 1994. This increase was mainly due to more banquets, more people eating and drinking in the Hotel, and price adjustments.

     Alpine Slide revenues increased from $344,656 in 1993 to $380,651 in 1994. This increase is attributed to more people riding the slide and an increase in price.

     Revenues from skiing increased from $486,447 in 1993 to $495,520 in 1994. More people skiing and taking part in scheduled snow activities, along with more snow making and night lights, accounted for the increase. Costs of operating the ski area increased from $570,322 in 1993 to $576,340 in 1994.

     Rental of condominiums owned by others provided revenues of $463,620 in 1993 compared to $1,174,208 in 1994. More people were available and more people desired to stay in condominiums in 1994.

     Administrative expenses increased from $494,464 in 1993 to $528,901 in 1994. Labor costs, credit card discounts, donations, telephone, office supplies, postage, security, and taxes all had substantial increases.

     Marketing expenses increased from $390,059 in 1993 to $426,950 in 1994. Personnel and advertising costs increased while operating expenses decreased.

     Maintenance costs increased from $336,304 in 1993 to $356,830 in 1994.

     Room expenses increased from $1,098,404 in 1993 to $1,240,237 in 1994. Labor costs, guest supplies, linens and data processing increased while uniforms and desk supplies decreased. 2,424 fewer rooms were rented in 1994 than in 1993. Average daily rate in 1993 was $78.82 and $86.14 in 1994.

     Energy costs increased from $243,747 in 1993 to $355,682 in 1994. Electric power, water and sewer costs increased.

     Property taxes increased from $82,243 in 1993 to $85,381 in 1994.

     Interest payments decreased from $579,177 in 1993 to $569,052 in 1994.

     Management fees based on gross revenues increased from $141,678 in 1993 to $163,314 in 1994.

     Condominium expenses increased from $375,066 in 1993 to $960,264 in 1994. More condominiums were rented in 1994.

     Depreciation increased from $432,576 in 1993 to $509,100 in 1994.

     Amortized loan fees in 1993 were $52,196 and $61,300 in 1994.

     Net profit from game machines, guest laundry, etc. increased from $62,822 in 1993 to $130,750 in 1994.

     Bad debt expenses decreased from $10,762 in 1993 to $8,065 in 1994.

Impact of Inflation

     For the two most recent fiscal years inflation and changing prices have not had a detrimental impact on revenues or net income.
WSC has generally been able to raise its prices to counteract cost increases without adversely affecting demand for its products and services.

Item 7.  Financial Statements.

Independent Auditor's Report                         F-1 to F-2
Financial Statements:
     Consolidated Balance Sheets                            F-3
     Consolidated Statements of Shareholders' Equity        F-4
     Consolidated Statements of Operations                  F-5
     Consolidated Statements of Cash Flow            F-6 to F-7
     Summary Schedule of Oil and Gas Segment -
       Schedule A                                           F-8
     Summary Schedule of Snow King Hotel Segment -
       Schedule B                                           F-9

Supplemental Schedules:
     Schedule of Property, Equipment and Intangible
       Assets (1993) - Schedule C                           F-10
     Schedule of Accumulated Depreciation, Depletion
       and Amortization (1993) - Schedule C-1               F-11
     Schedule of Property, Equipment and Intangible
       Assets (1992) - Schedule D                           F-12
     Schedule of Accumulated Depreciation, Depletion
       and Amortization (1992) - Schedule D-1               F-13
     Schedule of Property, Equipment and Intangible
       Assets (1991) - Schedule E                           F-14
     Schedule of Accumulated Depreciation, Depletion
       and Amortization (1991) - Schedule E-1               F-15

Notes to Consolidated Financial Statements          F-16 to F-27


                   CLIFFORD H. MOORE AND COMPANY
                   Certified Public Accountants
                        205 South Broadway
                     Riverton, Wyoming  82501
                          1-307-856-9214




                   INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
and Stockholders of
Western Standard Corporation


     We have audited the accompanying consolidated balance sheets of Western Standard Corporation and Subsidiaries as of December 31,
1995 and 1994, and the related consolidated statements of shareholders' equity, operations, cash flows, and related summary schedules of oil and gas, and Snow King Hotel segments for the years ended December 31, 1995, 1994 and 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     The Company has not presented oil and gas reserve quantities and changes in those reserve quantities that the Financial
Accounting Standards Board (FASB) has determined in FASB Statement
Number 19 (Financial Accounting and Reporting by Oil and Gas
Producing Companies) is necessary to supplement, although not required to be part of, the basic financial statements. The
Company has also not presented certain information required by Regulation S-X (210. 4-10) of the Securities and Exchange
Commission regarding certain disclosures for oil and gas producing activities.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Western Standard Corporation and Subsidiaries as of December 31,
1995 and 1994, and the results of their operations and cash flows for the years ended December 31, 1995, 1994 and 1993, in conformity with generally accepted accounting principles.

                                F-1
Western Standard Corporation
Page 2

     Our examinations were made for the purpose of expressing an opinion on the basic financial statements taken as a whole. The supplemental schedules listed in the index of financial statements are presented for purposes of complying with the Securities and Exchange Commission's rules and regulations under the Securities
Exchange Act of 1934 and are not otherwise a required part of the basic financial statements. The supplemental schedules have been subjected to the auditing procedures applied in the examinations of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.






/s/ Clifford H. Moore and Company, CPAs
March 8, 1996
Riverton, Wyoming

































                                F-2
           WESTERN STANDARD CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
                    DECEMBER 31, 1995 AND 1994

                              ASSETS
                                           1995          1994
CURRENT ASSETS:
  Cash                                 $    185,699  $    184,708
  Accounts receivable (net of
    allowance for doubtful accounts
    of $8,233 in 1995; $10,815 in
    1994)                                   261,771       222,575

  Inventories                                55,267        53,211
  Prepaid expenses                          165,301       193,585
      Total current assets             $    668,038  $    654,079
PROPERTY AND EQUIPMENT:
  At cost net of accumulated
    depreciation of $2,767,955 and
    $2,151,553 in 1995 and 1994,
    respectively (Schedules C and D)   $  8,756,780  $  8,864,873
OTHER ASSETS:
  Restricted cash (Note 4)             $      2,155  $      2,107
  Account receivable - Snow King
    Resort Center, Inc. (Note 8)          1,040,983       920,299
  Leasehold interest (Note 9)                38,875        40,293
  Other receivables - officer (Note 8)       10,062         9,434
  Other (Note 3)                             89,874       438,329
      Total other assets               $  1,181,949  $  1,410,462
TOTAL ASSETS                           $ 10,606,767  $ 10,929,414
          LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Accounts payable                     $    831,960  $  1,284,064
  Accrued expenses                          329,784       412,544
  Advance deposits                          532,878       425,474
  Current maturity of debt (Note 4)       1,517,427     1,045,518
      Total current liabilities        $  3,212,049  $  3,167,600
LONG-TERM LIABILITIES:
  Long-term debt (Note 4)              $  5,025,137  $  5,339,135
  Convertible debentures (Note 5)               -0-           -0-
  Fee payable - officer (Note 8)             90,000        90,000
      Total long-term liabilities      $  5,115,137  $  5,429,135
MINORITY INTEREST IN SUBSIDIARY        $  2,523,523  $  2,433,197
SHAREHOLDERS' EQUITY (DEFICIT):
  Common stock, $.05 par value,
    10,000,000 shares authorized,
    9,965,015 and 9,965,015 shares
    issued and outstanding at
    December 31, 1995 and 1994,
    respectively                       $    401,201   $   401,201
  Capital in excess of par value          3,334,801     3,334,801
  Accumulated deficit                (   3,979,944) (  3,836,520)
      Total shareholders' (deficit)  ($    243,942) ($   100,518)

TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY (DEFICIT)                     $ 10,606,767  $ 10,929,414
          The accompanying notes to financial statements
             are an integral part of these statements.
                                F-3
           WESTERN STANDARD CORPORATION AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

       FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                           Total
               Shares   Capital  Capital in                share-
                out-     stock   excess of  Accumulated   holders
             standing   common   par value    deficit     equity

BALANCE,
  12/31/92  9,965,015 $401,201 $3,334,801 ($ 3,832,114)($ 96,112)
1993 net
  income           -0-      -0-        -0-       38,860    38,860
BALANCE,
  12/31/93  9,965,015 $401,201 $3,334,801 ($ 3,793,254)($  57,252)
1994 net
  loss            -0-      -0-        -0- (     43,266)(   43,266)
BALANCE,
  12/31/94  9,965,015 $401,201 $3,334,801 ($ 3,836,520)($ 100,518)
1995 net
  loss            -0-      -0-        -0- (    143,424)(  143,424)

BALANCE,
  12/31/95  9,965,015 $401,201 $3,334,801 ($ 3,979,944)($ 243,942)



























          The accompanying notes to financial statements are an integral part of these statements.

                                F-4
           WESTERN STANDARD CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS

       FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                    1995       1994       1993

OPERATING INCOME - OIL AND GAS
  SEGMENT (Schedule A)            $  24,917  $  22,845  $   7,531

OPERATING INCOME - SNOW KING
  HOTEL SEGMENT (Schedule B)        504,250    518,987    678,790
                                  $ 529,167  $ 541,832  $ 686,321
OTHER REVENUE:
  Rentals                         $     500  $     500  $   1,260
  Interest                            4,307      2,699      9,622
  Other                                 -0-        644        -0-
  Gain on assets sold                16,289     37,405        -0-
                                  $  21,096  $  41,248  $  10,882
                                  $ 550,263  $ 583,080  $ 697,203
OTHER COSTS:
  General and administrative      $  43,736  $  45,489  $  49,935
  Depreciation                          421        911      2,379
                                  $  44,157  $  46,400  $  52,314
  Interest                          689,403    599,056    593,532
                                  $ 733,560  $ 645,456  $ 645,846

NET INCOME (LOSS) BEFORE
  PROVISION FOR INCOME TAX      ($ 183,297)($  62,376) $  51,357
Provision for income tax               -0-        -0- (    7,839)
NET INCOME (LOSS)               ($ 183,297)($  62,376) $  43,518
Minority interest in (income)
  loss of subsidiary                39,873     19,110 (   12,497)
Extraordinary item - income
  tax benefit of net
  operating loss carryover              -0-        -0-      7,839

NET INCOME (LOSS)               ($ 143,424)($  43,266) $  38,860

INCOME (LOSS) PER COMMON SHARE
  (Computed on the weighted
  average number of shares
  outstanding for the year)     ($   .0144)($   .0043) $   .0039

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING              9,965,015  9,965,015  9,965,015






          The accompanying notes to financial statements are an integral part of these statements.

                                F-5
           WESTERN STANDARD CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS

       FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                               1995         1994         1993
INCREASE (DECREASE) IN CASH:
Cash flows from operating
activities:
  Cash received from
    customers               $ 8,529,701  $ 7,943,889  $ 7,165,906
  Cash paid to suppliers
    and employees         (  7,798,179)(  6,461,150)(  5,767,791)
  Interest received               4,307        3,716        9,622
  Interest paid           (    689,403)(    599,056)(    593,532)
      Net cash provided by
        operations          $    46,426  $   887,399  $   814,205

Cash flows from investing
activities:
  (Payments to) decrease
    in restricted cash
    capital expenditure
    account               ($        48)($       328) $   250,935
  Sales of assets               315,000      426,261          -0-
  Repayment of officer loan         -0-        6,866          -0-
  Loans to officer                 -0-          -0- (     16,300)
  Capital expenditures    (    508,309)(  2,118,795)(    308,527)
  Investment in Snow King
    Center                (    120,684)(    407,779)(    504,594)
  Condominium construction
    costs                 (     13,305)(    450,009)(     88,205)
    Net cash provided
      (used) by investing
      activities          ($   327,346)($ 2,543,784)($   666,691)

Cash flows from financing
activities:
  Borrowing from banks and
    leasing companies       $ 1,081,132  $ 2,991,648  $   676,453
  Stock issued for cash         130,200       86,800      189,000
  Principal payments to
    banks, officers, and
    leasing companies     (    923,221)(  1,280,986)(  1,095,386)
  Payment of loan fees    (      6,200)(     33,000)(      3,700)
  Decrease in debt service
    account                        -0-          -0-       40,522
      Net cash provided
        (used) by financing
        activities         $   281,911  $ 1,764,462 ($   193,111)
Net increase (decrease)
  in cash                  $       991  $   108,077 ($    45,597)
Cash at beginning of year       184,708       76,631      122,228
Cash at end of year         $   185,699  $   184,708  $    76,631
                      (Continued on page F-7)
                                F-6
           WESTERN STANDARD CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Continued)
       FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

     Cash consists of cash on hand and cash in unrestricted bank accounts. The Company has no short term cash investments.

     The cash flow statement for 1994 has been revised to reflect the construction and sale of the condominium as an investing activity.
                                  1995        1994        1993
RECONCILIATION OF NET INCOME
  TO NET CASH PROVIDED BY
  OPERATING ACTIVITIES:
Net income (loss)             ($ 143,424)($    43,266) $  38,860
Adjustments to reconcile net
income to net cash provided
(used) by operating activities:
  Depreciation and amortization   687,070      574,889    529,224
  Increase (decrease) in
    advance deposits             107,404      106,574 (  101,628)
  (Increase) decrease in
    accounts receivable       (   39,196)      34,593 (   10,553)
  (Increase) decrease in
    prepaid expenses              28,284 (    119,071)(   19,419)
  Decrease (increase) in
    inventories               (    2,056)(      3,777)(    5,978)
  Decrease in other assets           -0-          -0-     30,690
  (Decrease) increase in
    accounts payable and
    accrued expenses          (  534,865)     502,793    340,512
  Gain on assets              (   16,290) (    37,405)       -0-
  Condominium gain                   -0-  (    54,461)       -0-
  Payment of sales expenses          -0-  (    54,360)       -0-
  Accrued interest - officer
    note                      (      628)         -0-        -0-
  Allocation of minority
    interest in subsidiary
    income or loss            (   39,873)(     19,110)    12,497
      Net cash provided by
        operations              $  46,426  $   887,399  $ 814,205

     The debenture holders exchanged $2,072,000 of debentures for 14,800 shares of Class A preferred stock in 1994. No cash was received or expended in this transaction.







          The accompanying notes to financial statements are an integral part of these statements.

                                F-7
                                                       Schedule A

           WESTERN STANDARD CORPORATION AND SUBSIDIARIES

             SUMMARY SCHEDULES OF OIL AND GAS SEGMENT

       FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                     1995       1994       1993

REVENUE - oil and gas interests
  (Note 9)                         $ 50,090   $ 49,411   $ 56,532
PRODUCTION COSTS                 (  25,173) (  26,566) (  47,985)

      Revenue, net of
        production cost            $ 24,917   $ 22,845   $  8,547

OTHER COSTS:
  Amortization of intangible
    development costs                   -0-        -0-      1,016

OPERATING INCOME - oil and gas     $ 24,917   $ 22,845   $  7,531

IDENTIFIABLE ASSETS (at net book
  value)                           $ 38,716   $ 38,716   $ 38,716

CAPITAL EXPENDITURES               $    -0-   $    -0-   $    -0-


























          The accompanying notes to financial statements are an integral part of these statements.

                                F-8
                                                       Schedule B

           WESTERN STANDARD CORPORATION AND SUBSIDIARIES

            SUMMARY SCHEDULE OF SNOW KING HOTEL SEGMENT

       FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                            1995           1994          1993

REVENUE                 $  8,518,936   $  7,910,708   $ 7,087,976

COSTS:
  Operating             $  7,324,106   $  6,809,678   $ 5,924,791
  Amortization                70,668         63,545           -0-
  Depreciation               615,981        510,433       473,633
  Provision for
    doubtful accounts          3,931          8,065        10,762
                        $  8,014,686   $  7,391,721   $ 6,409,186

OPERATING INCOME -
  Snow King Segment     $    504,250   $    518,987   $   678,790

IDENTIFIABLE ASSETS
  (at net book value)   $ 10,486,455   $ 10,920,983   $ 8,451,541

CAPITAL EXPENDITURES    $    508,309   $  2,118,795   $   308,527


























          The accompanying notes to financial statements are an integral part of these statements.

                                F-9
                                                       Schedule D

           WESTERN STANDARD CORPORATION AND SUBSIDIARIES

             PROPERTY, EQUIPMENT AND INTANGIBLE ASSETS

               FOR THE YEAR ENDED DECEMBER 31, 1994


                     Balance at                       Balance at
                     beginning   Additions   Retire-     end
Classification       of period    at cost     ments    of period

PROPERTY AND
EQUIPMENT:
  Land               $1,296,286  $      -0-  $25,903  $ 1,270,383
  Land improvements      36,194         -0-   36,194          -0-
  Mineral claims
    and leases              500         -0-      -0-          500
  Producing oil and
    gas interests       323,562         -0-      -0-      323,562
  Machinery and
    equipment           135,569         -0-      -0-      135,569
  Buildings (Ocean
    Lake)                24,450         -0-   24,450          -0-
  Hotel building
    improvements      4,768,290   1,752,578      -0-    6,520,868
  Hotel furniture
    and fixtures      2,399,326     366,218      -0-    2,765,544

                     $8,984,177  $2,118,796  $86,547  $11,016,426

Property and equipment                                $11,016,426
Accumulated depreciation (Schedule D-1)             (  2,151,553)

  Property and equipment net of accumulated
    depreciation                                      $ 8,864,873

Amortizable Assets:

  Costs of acquiring
    ski shelter
    lease              $ 42,538    $    -0-    $ -0-  $    42,538
  Accumulated
    amortization                                    (      2,245)

        Net                                           $    40,293

  Prepaid loan fees   $ 264,683    $ 33,000    $ -0-  $   297,683
  Accumulated
    amortization                                    (    152,644)

        Net                                           $   145,039

          The accompanying notes to financial statements are an integral part of these statements.

                               F-12
                                                     Schedule D-1

           WESTERN STANDARD CORPORATION AND SUBSIDIARIES

       ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION

           OF PROPERTY, EQUIPMENT AND INTANGIBLE ASSETS

               FOR THE YEAR ENDED DECEMBER 31, 1994


                            Depreciation
                             and amorti-
                                 zation
                  Balance at  charged to               Balance at
                   beginning   costs and    Retire-       end
Description       of period    expenses     ments      of period

PROPERTY AND
EQUIPMENT:
  Producing oil
    and gas
    interests    $   294,024   $     -0-   $    -0-   $   294,024
   Machinery and
    equipment       150,923          911     27,667       124,167
  Buildings
    (Ocean Lake)      24,449         -0-     24,449           -0-
  Hotel building
    improvements     344,227     191,811        -0-       536,038
  Hotel furniture
    & fixtures       878,702     318,622        -0-     1,197,324

                 $ 1,692,325   $ 511,344   $ 52,116   $ 2,151,553

AMORTIZATION:
  Leasehold
    interest           $ -0-     $ 2,245      $ -0-       $ 2,245

  Loan fees         $ 91,344    $ 61,300      $ -0-     $ 152,644















          The accompanying notes to financial statements are an integral part of these statements.

                               F-13
                                                       Schedule C

           WESTERN STANDARD CORPORATION AND SUBSIDIARIES

             PROPERTY, EQUIPMENT AND INTANGIBLE ASSETS

               FOR THE YEAR ENDED DECEMBER 31, 1995


                   Balance at                         Balance at
                    beginning    Additions Retire-       end
Classification     of period      at cost    ments    of period

PROPERTY AND
EQUIPMENT:
  Land            $  1,270,383   $  42,243   $ -0-   $  1,312,626
  Mineral claims
    and leases             500         -0-     -0-            500
  Producing oil
    and gas
    interests          323,562         -0-     -0-        323,562
  Machinery and
    equipment          135,569         -0-     -0-        135,569
  Hotel building
    improvements     6,520,868     277,297     -0-      6,798,165
  Hotel furniture
    and fixtures     2,765,544     188,769     -0-      2,954,313

                  $ 11,016,426   $ 508,309   $ -0-   $ 11,524,735

Property and equipment                               $ 11,524,735
Accumulated depreciation (Schedule C-1)            (   2,767,955)

  Property and equipment net of accumulated
    depreciation                                     $  8,756,780

Amortizable Assets:

  Costs of acquiring
    ski shelter
    lease             $ 42,538       $ -0-   $ -0-   $     42,538
  Accumulated
    amortization                                   (       3,663)

        Net                                          $     38,875

  Prepaid loan fees  $ 297,683     $ 6,200   $ -0-   $    303,883
  Accumulated
    amortization                                   (     221,894)

        Net                                          $     81,989



          The accompanying notes to financial statements are an integral part of these statements.

                               F-10
                                                     Schedule C-1

           WESTERN STANDARD CORPORATION AND SUBSIDIARIES

       ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION

           OF PROPERTY, EQUIPMENT AND INTANGIBLE ASSETS

               FOR THE YEAR ENDED DECEMBER 31, 1995


                               Depreciation
                                and amorti-
                                   zation
                     Balance at  charged to           Balance at
                     beginning    costs and Retire-       end
Description          of period    expenses    ments    of period

PROPERTY AND
EQUIPMENT:
  Producing oil
    and gas
    interests       $   294,024   $     -0-   $ -0-   $   294,024
  Machinery and
    equipment           124,167         421     -0-       124,588
  Hotel building
    improvements        536,038     234,247     -0-       770,285
  Hotel furniture
    and fixtures      1,197,324     381,734     -0-     1,579,058

                    $ 2,151,553   $ 616,402   $ -0-   $ 2,767,955

AMORTIZATION:
  Leasehold
    interest            $ 2,245   $   1,418   $ -0-   $     3,663

  Loan fees           $ 152,644   $  69,250   $ -0-   $   221,894

















          The accompanying notes to financial statements are an integral part of these statements.

                               F-11
                                                       Schedule E

           WESTERN STANDARD CORPORATION AND SUBSIDIARIES

             PROPERTY, EQUIPMENT AND INTANGIBLE ASSETS

               FOR THE YEAR ENDED DECEMBER 31, 1993


                 Balance at                           Balance at
                  beginning    Additions    Retire-      end
Classification    of period     at cost     ments      of period

PROPERTY AND
EQUIPMENT:
  Land           $ 1,296,286   $     -0-   $    -0-   $ 1,296,286
  Land
    improvements      36,194         -0-        -0-        36,194
  Mineral claims
    and leases           500         -0-        -0-           500
  Producing oil
    and gas
    interests        346,444         -0-     22,882       323,562
  Machinery and
    equipment        135,569         -0-        -0-       135,569
  Buildings (Ocean
    Lake)             24,450         -0-        -0-        24,450
  Hotel building &
    improvements   4,682,291      85,999        -0-     4,768,290
  Hotel furniture
    & fixtures     2,176,798     222,528        -0-     2,399,326

                 $ 8,698,532   $ 308,527   $ 22,882   $ 8,984,177

Property and equipment                                $ 8,984,177
Accumulated depreciation (Schedule E-1)                 1,692,325

  Property and equipment net of accumulated
    depreciation                                      $ 7,291,852

Amortizable Assets:

  Costs of
    acquiring ski
    shelter lease  $  42,538       $ -0-      $ -0-   $    42,538

  Prepaid loan
    fees           $ 260,983     $ 3,700      $ -0-   $   264,683






          The accompanying notes to financial statements are an integral part of these statements.

                               F-14
                                                     Schedule E-1

           WESTERN STANDARD CORPORATION AND SUBSIDIARIES

       ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION

           OF PROPERTY, EQUIPMENT AND INTANGIBLE ASSETS

               FOR THE YEAR ENDED DECEMBER 31, 1993


                             Depreciation
                             and amorti-
                                 zation
                  Balance at  charged to              Balance at
                   beginning   costs and    Retire-      end
Description        of period    expenses    ments      of period

PROPERTY AND
EQUIPMENT:
  Producing oil
    and gas
    interests     $   315,890  $   1,016   $ 22,882   $   294,024
  Machinery and
    equipment         148,544      2,379        -0-       150,923
  Buildings
    (Ocean Lake)       24,449        -0-        -0-        24,449
  Hotel building
    & improvements    169,744    174,483        -0-       344,227
  Hotel furniture
    and fixtures      579,552    299,150        -0-       878,702

                  $ 1,238,179  $ 477,028   $ 22,882   $ 1,692,325

AMORTIZATION:
  Leasehold
    interest      $       -0-  $     -0-   $    -0-   $       -0-

  Loan costs      $    39,147  $  52,197   $    -0-   $    91,344















          The accompanying notes to financial statements are an integral part of these statements.

                               F-15
           WESTERN STANDARD CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    DECEMBER 31, 1995 AND 1994

NOTE 1:  HISTORY OF THE COMPANY:

    The Company was incorporated under the laws of the State of Wyoming in 1955. It acquired oil, gas and mineral properties which were assigned to other operators with the Company retaining a royalty position in the properties so assigned.

    In 1971 and 1972, the Company acquired real estate, including the Snow King ski area in Jackson, Wyoming, land and improvements adjacent to Ocean Lake, Fremont County, Wyoming, and producing oil and natural gas interests. Construction of a hotel-convention center began in Jackson during 1973. The complex was operational in early 1976 and was completed in 1977.

    In 1981, 50% of the Snow King area and the convention center was sold to Pick-Jackson Corp. and the remaining 50% was transferred to two partnerships.

    On March 13, 1992, the Snow King Resort was reacquired by a subsidiary of Western Standard Corporation.

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Fixed Assets:

    The company capitalizes those additions and betterments which increase the useful lives of its assets and expenses repair and maintenance items.

    When items are disposed of, their cost is removed from the accounts along with the accumulated depreciation and the resulting gain or loss is reflected in the income statement.

Oil and Gas Revenue:

    Oil and gas revenue and expenditures are accounted for using the successful efforts method. This method of accounting for oil and gas properties capitalizes only those costs directly associated with proven reserves.

Depreciation, Depletion and Amortization:

    Depreciation, depletion and amortization on oil and gas properties are computed using the straight-line method. Other depreciable assets are depreciated by the straight-line method over the estimated useful lives of the assets as follows: equipment, 3 to 10 years; buildings and improvements, 10 to 30 years; the hotel building, 37.5 years; and the new chair lift, 40 years.


                               F-16
           WESTERN STANDARD CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    DECEMBER 31, 1995 AND 1994

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  Continued:

Inventories:
    Food and beverage inventories at the hotel are carried at cost, computed on a first-in, first-out basis.

Affiliates:
    The consolidated financial statements include the accounts of Western Standard Corporation and its wholly owned subsidiary, Western Recreation Corporation. Western Standard owned 84.8% of its subsidiary, Snow King Resort, Inc. in 1993, and 76.43% in 1994 and 1995. Snow King Resort, Inc.'s transactions are included in the consolidated financial statements. All significant intercompany transactions and accounts have been eliminated.

    Snow King Resort, Inc. acquired fixed assets and operating assets and liabilities in several transactions closing on March 13, 1992.

    Substantially all the assets and liabilities of Snow King, Incorporated were acquired for 9,500 shares of Class B stock of Snow King Resort, Inc. These assets and liabilities were recorded at Snow King, Incorporated's book value on Snow King Resort, Inc.'s books because they were acquired from a related corporation. These assets and liabilities consisted of cash, accounts receivable, other assets, fixed assets and accumulated depreciation, accounts payable, advance deposits, other liabilities, leases payable and notes payable. Snow King, Incorporated was subsequently liquidated.

    Snow King Resort, Inc. issued 2,500 shares of Class B stock to
Western Standard for Western Standard's 50% interest in the assets of Snow King Partnership. These assets consist of land, buildings and ski lifts. No value was assigned to these assets because they were acquired at Western Standard's basis of zero.

    Snow King Resort, Inc. borrowed $5,000,000 from ORIX USA and
Jackson State Bank, issued $2,072,000 in convertible debentures, and sold $112,000 in Class A stock to outside investors in order to purchase the hotel building, land, and furniture and fixtures from the owner, Americana Hotels Realty Corporation (AHRC) for the total purchase price of $6,000,000. Snow King Resort, Inc. paid $350,000 to AHRC for its remaining 50% interest in Snow King Partnership's assets.

    As a condition of the making of the ORIX loan, Western Standard
Corporation and Snow King, Incorporated have placed all their shares of Class B common stock of Snow King Resort, Inc. into a voting trust, granting to Manuel B. Lopez the sole right to vote such shares for the duration of the voting trust. The initial term of the voting trust is ten years, and may be extended for
                               F-17
           WESTERN STANDARD CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    DECEMBER 31, 1995 AND 1994

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  Continued:

subsequent ten-year periods by the consent of Western Standard
Corporation and Mr. Lopez.

Accrued Vacation:

    Accrued expenses include accrued vacation liability of $77,411 and $76,770 at December 31, 1995 and 1994, respectively, for the employees of Snow King Resort, Inc.

NOTE 3:  OTHER ASSETS:

    Other assets include:
                                              1995       1994

    Investment in stock (Snow King Resort
      Center and other)                     $  6,722   $   6,722
    Prepaid loan fees, net of amortization    81,989     145,039
    Condominium construction                     -0-     285,405
    Incorporation costs                        1,163       1,163

                                            $ 89,874   $ 438,329




























                               F-18
           WESTERN STANDARD CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    DECEMBER 31, 1995 AND 1994

NOTE 4:  LONG AND SHORT TERM DEBT:
                         Inte-             Portion due
1995:                     rest                within       Long term
Creditors      Security  rate    Balance     one year      portion
Leases:
Sulcus
Hospitality
monthly      Restaurant
pymt. $1,351  computers  15.4%  $   51,933  $   10,545    $   41,388

Nautilus
Internat'l.
monthly        Exercise
pymt. $365    Equipment    12%       7,926       3,626         4,300

ORIX tele.
lease,
monthly       Telephone
pymt. $3,062     equip.    10%     127,732      25,580       102,152

Sulcus
Hospitality,
monthly          Add'l.
pymt. $141       equip.  12.9%       5,175       1,236         3,939

Wyoming.com
LLC, monthly   Internet
pymt. $127    equipment   6.1%       3,769       1,212         2,557

ORIX tele.
lease,
monthly          Add'l.
pymt. $455       equip.     9%      18,411       3,729        14,682

Xerox Corp.,
monthly
pymt. $346       Copier  15.4%      11,734       2,498         9,236
      Total leases              $  226,680  $   48,426    $  178,254
Notes Payable:
ORIX/Jackson
State Bank,       Land,
monthly         bldgs.,
pymt. approx.   furn. &  LIBOR
$53,000           fixt. + 3.5%  $5,030,601  $  194,121    $4,836,480

Jackson State      Life    JSB
Bank, due       ins. on   base
11/10/95        officer  +1.5%     600,000     600,000           -0-
Jackson State      1988
Bank           Ford van     9%       1,910       1,910           -0-

                               F-19
           WESTERN STANDARD CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    DECEMBER 31, 1995 AND 1994

NOTE 4:  LONG AND SHORT TERM DEBT:  Continued:

                         Inte-             Portion due
1995:                     rest                within       Long term
Creditors      Security  rate    Balance     one year      portion

Notes Payable:- Continued

AFCO Insurance
financing                9.76%     134,623     134,623           -0-

GMAC, monthly   93 Chev
pymt. $541        truck   7.9%      15,750       5,347        10,403

Jackson          Share-    JSB
State            holder   base
Bank         guarantees  +1.5%     370,000     370,000           -0-

Shareholders                9%     150,000     150,000           -0-

Stanford E. Clark           9%      13,000      13,000           -0-
      Total notes payable       $6,315,884  $1,469,001    $4,846,883
TOTAL LONG AND SHORT
TERM DEBT                       $6,542,564  $1,517,427    $5,025,137
1994:
Leases:
Telerent
Leasing,            213
pymt. $1,791       TV's 13.23%  $   15,282  $   15,282    $      -0-

Phoenix
Leasing,         Energy
monthly           Mgmt.
pymt. $1,904       Sys. 15.02%       3,927       3,927           -0-

Xerox Corp.,
monthly pymt.
$313             Copier 21.11%       1,566       1,566           -0-

Xerox Corp.,
monthly pymt.
$91              Copier 20.20%         369         369           -0-

Intermountain
Coach Leasing,     1991
monthly            Ford
pymt. $601          Van 10.25%       4,866       4,866           -0-
Sulcus
Hospitality,
monthly pymt.     Rest.
$1,351        computers  15.4%      55,198       6,555        48,643
                               F-20
           WESTERN STANDARD CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    DECEMBER 31, 1995 AND 1994

NOTE 4:  LONG AND SHORT TERM DEBT:  Continued:

                         Inte-             Portion due
1994:                     rest                within       Long term
Creditors      Security  rate    Balance     one year      portion

Leases: - Continued

Nautilus
Internat'l.,
monthly pymt.  Exercise
$149          equipment    12%       4,473       1,317         3,156

ORIX tele.
lease, monthly    Tele.
pymt. $2,769     equip.    10%     130,000      21,046       108,954
      Total leases              $  215,681  $   54,928    $  160,753

Notes Payable:
ORIX/Jackson
State Bank,       Land,
monthly pymt.   bldgs.,
approx.           furn.  LIBOR
$53,000         & fixt.  +3.5%  $5,208,065  $  177,464    $5,030,601

Jackson State      Life    JSB
Bank, due       ins. on   rate
11/10/95        officer  +1.5%     550,462     550,462           -0-

Jackson State      1988
Bank           Ford Van     9%       5,160       3,184         1,976

AFCO Insurance
financing                9.76%     139,158     139,158           -0-

GMAC, monthly   93 Chev
pymt. $541        truck   7.9%      20,691       5,032        15,659

Bank of
Jackson Hole,
monthly pymt.    Condo. Float-
$1,484          constr.    ing     133,436       3,290       130,146

Shareholders                9%     112,000     112,000           -0-
      Total notes payable       $6,168,972  $  990,590    $5,178,382

TOTAL LONG AND SHORT
TERM DEBT                       $6,384,653  $1,045,518    $5,339,135



                               F-21
           WESTERN STANDARD CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    DECEMBER 31, 1995 AND 1994

NOTE 4:  LONG AND SHORT TERM DEBT:  Continued:

                       Snow King Resort, Inc. is required to make monthly deposits equalling three percent of sales to a capital expenditure account for replacements and improvements. The balance of this account was $2,155 and $2,107 at December 31, 1995 and 1994, respectively.
Debt maturities over the next five years are as follows; no interest or extra principal payments are included on the ORIX loan
(see Note 11 for lease maturities):

    1996                         $ 1,469,001
    1997                           4,842,265
    1998                               4,618
    1999                                 -0-
    2000                                 -0-

                                 $ 6,315,884

    Manuel B. and Deborah Lopez, are guarantors on the ORIX debt to the extent of one million dollars.

    The loan agreement restricts payment of dividends or other payments to shareholders during the loan term. The assets of Snow
King Resort, Inc. are thus unavailable for use by its parent for loans or dividends. During 1995, Snow King Resort, Inc. advanced
$120,684 to Snow King Resort Center, Inc. The September, 1994 loan modification agreement allows only $100,000 in annual center subsidy. Negotiations are in process to refinance this loan in 1996.

    The balance of the loan is due March 13, 1997.

     Short term borrowings information:
                                             1995         1994

    Balance at end of year                $ 1,282,623   $ 801,620
    Range of interest rates               7.82% - 10% 6.53% - 10%
    Maximum outstanding                   $ 1,282,623   $ 801,620
    Average outstanding, computed by
      weighted average of end of month
      balances                            $   958,833   $ 439,782
    Weighted average interest rate
      computed by weighted average
      interest due, divided by average
      note balance                              10.0%        8.1%

    Loans included in this computation were the Jackson State Bank line of credit, AFCO Insurance financing, the loans from shareholders, and the Jackson State Bank short term loan.


                               F-22
           WESTERN STANDARD CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    DECEMBER 31, 1995 AND 1994

NOTE 5:  DEBENTURES OF SNOW KING RESORT, INC.:
    Convertible Subordinated Debentures. The convertible debentures were converted into 14,800 shares of preferred stock in Snow King Resort, Inc. in 1994.

    Accrued unpaid interest of $-0- for 1995 and $108,780 for 1994, were included in accrued expenses.

NOTE 6:  STOCK OPTION AND STOCK BONUS PLAN:
    During 1972, the Board of Directors approved a Stock Bonus Plan of indefinite term whereby certain officers and key employees are granted shares of the Company's common stock for services rendered during the year, based on their salaries and in some cases their length of service with the Company.

    Under this Plan, shares have been granted. No stock bonuses were issued in 1995 or 1994. The Plan provides that, at the discretion of the Executive Committee of the Board of Directors, a cash bonus in the approximate amount of the income tax related to the stock bonus may be paid to such employees. No such cash bonuses have been paid as of December 31, 1995.

    Snow King Resort, Inc. has granted an option to purchase up to 3,000 shares of Class B common stock to Manuel and Deborah Lopez.
The option price has been set at $140 per share. The option was not exercised in 1995 or 1994.

NOTE 7:  FEDERAL INCOME TAXES:

    Western Standard Corporation and its subsidiaries filed consolidated income tax returns in 1993 and prior years. The group had unused consolidated net operating loss carryforwards for federal income tax purposes of approximately $1,745,476 at December
31, 1993, which began to expire in 1994.  Snow King Resort, Inc.
succeeded to the net operating loss of Snow King, Incorporated of approximately $990,000. Snow King Resort, Inc. also acquired the investment credit and jobs credit carryovers of Snow King, Incorporated. Investment credit carryovers of $7,836, at December
31, 1995 will begin to expire in 1995, if not used. The net operating loss carryovers from Snow King, Incorporated have limited deductibility of approximately $86,000 per year.

    Since Western Standard's ownership in Snow King Resort, Inc.
dropped below 80%, a separate income tax return for Snow King
Resort, Inc. will be filed for 1995.

    Western Standard's income tax returns through 1976 were examined by the Internal Revenue Service in 1978, and were accepted as filed.

     The tax provision for 1993 is offset by the carryover of net
                               F-23
           WESTERN STANDARD CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    DECEMBER 31, 1995 AND 1994

NOTE 7:  FEDERAL INCOME TAXES:  Continued:

operating losses from prior years, resulting in no 1993 liability for income taxes. The federal tax return loss for 1995 is approximately $14,000, for Western Standard and Western Recreation;
and approximately $186,000 loss for Snow King Resort, Inc. The federal tax return loss differs from net financial loss because of depreciation differences and timing differences in deductions.

NOTE 8:  RELATED PARTY TRANSACTIONS:
    The hotel is managed by a corporation, Snow King Resort
Management, Inc., which is controlled by two officers and directors of Western Standard. The hotel pays a management fee of 2% of sales to Snow King Resort Management, Inc. At December 31, 1995,
Snow King Resort, Inc. owed the management company $26,855 in management fees.

    At December 31, 1992, an officer owed the corporation $31,602, of which $11,602 was paid in January, 1993. The remaining $20,000 was converted to a note payable to Western Standard which carries an interest rate of 6.5%. This note has a balance of $10,062 at December 31, 1995.

    Western Standard agreed to pay a fee of $100,000 to the officer for structuring the Snow King Resort, Inc. asset purchase.  $10,000 of this fee was paid in 1992, and the remaining $90,000 is shown as a noncurrent liability on the financial statements.

    The shareholders of Snow King Resort, Inc. formed a related corporation, Snow King Resort Center, Inc., to operate and lease the Town of Jackson's skating rink facility. The facility can be used to house conventions, exhibitions, and large banquets. The facility will be operated in conjunction with the Resort. Western
Standard owns 49% of Snow King Resort Center, Inc.  Since Western
Standard does not own a controlling interest in Snow King Resort
Center, Inc., that corporation's transactions are not included in these consolidated statements. During 1993, Snow King Resort, Inc.
advanced $512,520 to Snow King Resort Center, Inc. for equipment purchases and operations. During 1994, Snow King Resort, Inc.
advanced $407,779 to Snow King Resort Center, Inc.  During 1995,
Snow King Resort, Inc. advanced $120,684 to Snow King Resort
Center, Inc.
    Western Standard's oil and gas revenues are dominated by one buyer, 88 Oil. This buyer purchased the following amounts of oil and gas in the following years:

    1991                    $ 98,465
    1992                    $ 72,581
    1993                    $ 47,008
    1994                    $ 39,628
    1995                    $ 37,621
                               F-24
           WESTERN STANDARD CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    DECEMBER 31, 1995 AND 1994

NOTE 9:  LEASEHOLD INTEREST:
    Snow King Resort, Inc. acquired the leases of Snow King,
Incorporated on March 13, 1992. One lease was with the Town of Jackson for the ski shelter. The Town wished to demolish the old ski shelter and replace it with a larger structure housing both a ski shelter and a large skating rink. Snow King Resort, Inc. paid costs of demolition and excavation in the amount of $21,414. Snow
King Resort, Inc. transferred 1.3 acres of land costing $21,124 to the Town on which to build the facility. These items were capitalized as leasehold costs. The lease agreement was dated
April 22, 1994. The lease calls for monthly payments of $2,800, and supplemental rent based on gross revenues generated by the facility. Leasehold costs are being amortized over the 30 year term of the lease.

NOTE 10:  OIL AND GAS DISCLOSURES:

    Western Standard's percentage royalty ownership in its oil production wells is very small. The production from the producing wells is nominal and has now exceeded their original reserve estimates. Management believes that the cost of obtaining the information for oil and gas disclosure exceeds the benefits.
Therefore, the reserve information for the required oil and gas disclosure is not available. Western Standard is not the operator of any of the producing wells or properties and has no control over any of them.

    All of Western Standard's oil and gas properties are located in central Wyoming. No costs related to exploration and development of these properties have been incurred over the past three years. The capitalized costs for the last three years is nil.

NOTE 11:  LEASES:

    Snow King Resort, Inc. has several lease agreements to acquire assets for the hotel.  All of these agreements have been classified as capital leases.  The leases have terms of 36 to 60 months.  The following costs of equipment are included in fixed assets in accordance with these leases in 1995 and 1994:
                                              1995        1994
PRIOR YEAR LEASES PAID OFF:
    Television sets                         $  66,680   $  66,680
    Energy Management System                   84,000      84,000
    Rebate received on Energy Mgmt. Sys.  (   59,357) (   59,357)
    1991 Ford Van                              26,282      26,282
    1982 Thomas Bus                            30,706      30,706
    Xerox Copiers                              14,846      14,846
                                            $ 163,157   $ 163,157
    Accumulated depreciation              (  113,143) (   93,631)
          Net assets                        $  50,014   $  69,526
                               F-25
           WESTERN STANDARD CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    DECEMBER 31, 1995 AND 1994

NOTE 11:  LEASES:  Continued:

ONGOING LEASES:
    Squirrel restaurant computers           $  65,929   $  60,578
    Nautilus exercise equipment                10,994       4,473
    ORIX telephone system                     166,095     130,000
    Internet equipment                          4,180         -0-
    Xerox copier                               14,360         -0-
                                            $ 261,558   $ 195,051
    Accumulated depreciation              (   37,378)        -0-

          Net assets                        $ 224,180   $ 195,051

    Presented below is a schedule by years of future minimum lease payments under the capital leases with the principal amount net minimum lease payments as of December 31, 1995.

    Year ended December 31, 1996               $  66,987
                            1997                  66,987
                            1998                  62,467
                            1999                  59,541
                            2000                  10,685
          Total minimum lease payments         $ 266,667
    Amount representing interest             (   39,987)
          Principal amount of minimum
            lease payments                     $ 226,680
    Current portion of principal amount        $  48,426
    Long term portion of principal amount      $ 178,254

NOTE 12:  CONTINGENT LIABILITIES:

    Snow King Resort, Inc. overfunded Snow King Resort Center, Inc.
during 1995, in violation of its loan agreement. The overfunding of $20,000 could cause ORIX, the lender, to declare the loan in default, due, and payable immediately. Management has discussed the situation with the lender. A representative of ORIX has stated that the overfunding will not create a default or other problems for the Resort.

    The Resort was audited by the Forest Service in 1995.  The
Forest Service, in a draft report, proposed additional fees due of $106,888, for use of Forest Service lands. The Resort has protested these additional fees. Negotiations are in process.
Management expects that the final total fees will be much less than this amount. Due to the uncertainty of the eventual liability, nothing has been accrued in these financial statements.

    One lawsuit has been brought for an accident on Resort property. This action is being handled by the Resort's insurance company. No estimate of possible losses on this suit is ascertainable at this time.
                               F-26
           WESTERN STANDARD CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    DECEMBER 31, 1995 AND 1994

NOTE 12:  CONTINGENT LIABILITIES:  Continued:

    The Resort has guaranteed payment of Snow King Resort Center,
Inc.'s payment of additional rent on the ice skating rink to the Town of Jackson. These payments are $2,155 per month.

NOTE 13:  LIQUIDITY:

    At December 31, 1995 and 1994, Snow King Resort, Inc. had negative working capital which caused difficulties in paying its current operating obligations. The cash flow shortfalls arose in part because of seasonal fluctuations in sales. Other factors contributing to the cash flow problems were cost overruns in constructing the new chair lift, cash advances to Snow King Resort
Center, Inc., and purchases of fixed assets. These expenditures used cash that was unavailable for payment of trade creditors.
Some trade creditors have demanded payment upon delivery of goods.

    The possible effect of these conditions is that trade creditors may no longer extend credit to the Resort, adversely affecting operations. New vendors must be found to replace those who will not carry the Resort account.

    Management borrowed $400,000 to pay the most pressing vendor bills. Management sold the remaining condominium.

    Collection of the $1,040,983 advanced to the Snow King Resort
Center, Inc. over the last three years is dependent on future profitable operation of that facility. It is doubtful that the amount receivable will be collectible in the next year.





















                               F-27
Item 8.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.

    WSC has not experienced a change in its independent accountants during the two most recent fiscal years, or had disagreements with them.
                             PART III.

Item 9.  Directors, Executive Officers, Promoters and Control
Persons; Compliance with Section 16(a) of the Exchange Act.

    Information concerning each director and executive officer of WSC, including business experience for at least the past five years, is as follows:

    Stanford E. Clark, age 78, currently President, Treasurer,
Comptroller and a director, has been President, Vice President, Treasurer, Comptroller and a Director of WSC from 1957 through 1969 and from 1974 to present. He has also been Vice President and a Director of Snow King Resort Management, Inc. since 1986 and
Treasurer and a Director of Snow King Resort, Inc. since February,
1992.

    Manuel B. Lopez, age 52, currently Vice President and a director, has been a Vice President and Director of WSC since
1979.
He is also an owner of management companies, manager of Snow King
Complex, President and a Director of Snow King Resort Management,
Inc. since 1986, and President and a Director of Snow King Resort,
Inc. since February, 1992.

    Richard G. Roylance, age 80, currently Secretary and a director, has been Secretary and Director of WSC since 1969. He was formerly a maintenance manager and is presently a part-time employee of the maintenance department of the Snow King Inn.

    James M. Peck, age 32, currently a director, has been a director of WSC since January 1, 1988. Prior to such time, he was primarily a student and had no other business experience. Mr. Peck also owns and operates a miniature golf course in Jackson, Wyoming.He recently acquired a company that provides float trips on the Snake River near Jackson. He has been a Director and employee of SKRI since February, 1992.

    No family relationships exist between or among any of the directors and executive officers. No director serves as a director of any other company with a class of equity securities registered under the Securities Exchange Act of 1934 or a company registered as an investment company under the Investment Company Act of 1940.

    No director, officer, or beneficial owner of more than ten percent of the outstanding shares of WSC common stock failed to file on a timely basis, as disclosed in Forms 3, 4, and 5, and any amendments thereto, reports required by Section 16(a) of the Securities and Exchange Act of 1934 during the fiscal year ended
December 31, 1995, or prior fiscal years, which are required to be disclosed herein.


Item 10.  Executive Compensation.

    The following table sets forth cash compensation paid by WSC, its subsidiaries and associated companies to its executive officers; one of which received in excess of $100,000 during the year ended December 31, 1995:

                    Summary Compensation Table
                                            Other            All
Name and              Fiscal   Annual      Annual           Other
Principal Position     Year    Salary   Compensation    Compensation

Stanford E. Clark      1995    $28,800                   $44,942 (1)
Chief Executive
  Officer              1994    $28,800                   $56,686 (1)

Manuel B. Lopez        1995    $34,364    $9,761 (2)    $246,217 (3)
Vice President of
  WSC and Chief
  Executive Officer
  of SKRI              1994    $34,515    $7,546 (2)    $194,734 (4)
_______________

(1) Amounts paid to Mr. Clark by SKRMI from fees paid to SKRMI by SKRI.

(2)  Incidental fringe benefits.

(3) Includes (i) $105,758 paid to Mr. Lopez from fees paid to SKRMI by SKRI; (ii) $12,000 paid to Mr. Lopez by SKRI for guaranteeing the ORIX Loan; and (iii) $128,459 in fees and commissions paid to Mr. Lopez by SKRMI.

(4) Includes (i) $95,951 paid to Mr. Lopez from fees paid to SKRMI by SKRI; (ii) $12,000 paid to Mr. Lopez by SKRI for guaranteeing the ORIX loan; and (iii) $86,783 in fees and commissions paid to Mr. Lopez by SKRMI.

     The Company pays directors $50 per meeting attended or $600 per year, whichever is greater. Directors are also reimbursed for reasonable out-of-pocket expenses incurred in connection with their duties.

Item 11.  Security Ownership of Certain Beneficial Owners and
Management.

     As of March 15, 1996, the only persons known by WSC to own beneficially more than 5% of the issued and outstanding common stock of WSC were:
                         Amount and Nature             Percent
Name and Address         of Beneficial Ownership
of
of Beneficial Owner      Direct (1)     Indirect       Class

Margaret Peck            2,672,182      1,200(2)       26.8%
1002 West Park
Riverton, Wyoming 82501
Stanford E. Clark        1,817,118     29,900(3)       18.5%
2205 West Main
Riverton, Wyoming 82501

Manuel B. Lopez          2,184,054         --          21.9%
P.O. Box 928
Jackson, Wyoming 83001
_______________

(1) Represents shares over which the named individuals have sole voting and investment powers.
(2) These shares are owned of record by Mrs. Peck as custodian for her children. She may be deemed to have shared voting and/or investment power over the shares.
(3) These shares are owned by the Merrial K. Clark Living Trust of which Mr. Clark is the Trustee. He may be deemed to have shared voting and/or investment power over the shares.

     The following sets forth information as of March 15, 1996, concerning each director's and executive officer's ownership of common stock (WSC's only class of voting securities), on an individual basis and ownership by all directors and executive officers of WSC as a group:

                         Amount and Nature of          Percent
                         Beneficial Ownership          of
Name                     Direct       Indirect         Class

Stanford E. Clark        1,817,118   29,900
(1)                      18.5%
Manuel B. Lopez          2,184,054       --            21.9%
Richard G. Roylance        267,199      300(2)          2.7%
James M. Peck               20,000       --              .2%
Directors and Executive  4,288,371   30,200            43.3%
Officers as a Group
(4 persons)
_______________

(1) These shares are owned by the Merrial K. Clark Living Trust of which Mr. Clark is the Trustee. He may be deemed to have shared voting and/or investment power over the shares.

(2) Owned by Mr. Roylance as custodian for his son, and he may be deemed to have shared voting and/or investment power over the shares.

     WSC is not aware of any arrangement which may result in a change in control.

Item 12.  Certain Relationships and Related Transactions.

     The following describes each significant transaction or series of similar transactions since January 1, 1991, or currently proposed transaction, to which WSC was or is a party in which any director or officer or affiliate of such person had or has a direct or indirect interest.


     Stanford E. Clark, President and a director of WSC, and Manuel
B. Lopez, Vice President and a director of WSC, control and collectively own all of the outstanding capital stock of SKRMI. SKRMI presently manages the Hotel and Ski Area pursuant to a management agreement with SKRI providing for a management fee equal to 2% of gross revenues. Prior to March, 1992, SKRMI managed the Hotel and Ski Area pursuant to a management agreement with SKI providing for a management fee equal to 3% of gross revenues.
Since commencement of the term of such management agreement with SKI in 1987, SKRMI paid approximately 30% of the management fee to WSC. During 1991, SKI paid $182,822 in management fees to SKRMI of which $53,636 was in turn paid by SKRMI to WSC. In addition, in December, 1991, SKI paid SKRMI an additional $24,000 in condominium sign up fees for privately owned condominiums which are managed by SKRMI. During 1992, SKI and SKRI paid $132,343 in management fees to SKRMI, of which $9,867 was in turn paid by SKRMI to WSC. In 1993, SKRI paid $133,112.80 in management fees to SKRMI. In 1994, SKRI paid $152,637.42 in management fees to SKRMI. In 1995, SKRI paid $148,700.68 in management fees pertaining to SKRI and $130,458.75 pertaining to condominiums and Snow King Resort Center for a total of $279,159.43 to SKRMI.

     WSC was indebted to Messrs. Clark and Lopez for accrued but unpaid salaries from prior years totalling, as of December 31, 1990, $98,000. These obligations were evidenced by promissory notes payable to Mr. Clark in the amount of $40,000 and Mr. Lopez in the amount of $58,000. The notes bore interest at the rate of 11% per annum, were unsecured, and were due December 31, 1991. On September 20, 1991, these promissory notes were paid in full, partly in cash, and partly in common stock of WSC, valued by the Board of Directors at $.02 per share. As a result, Mr. Clark received 800,800 shares, valued at $16,016 in the aggregate, and Mr. Lopez received 1,456,200 shares, valued at $29,124 in the aggregate. Also on such date, Margaret Peck, the largest shareholder of WSC, purchased 843,000 shares of WSC common stock for $16,860 in cash ($.02 per share).

     Mr. Lopez was indebted to SKI as of December 31, 1991, in the principal amount of $77,762, plus $9,947 in accrued interest. this obligation was evidenced by a promissory note which bore interest at the rate of 12% per annum, was unsecured, and was due July 22, 1991. This obligation arose as a result of cash borrowings by Mr. Lopez during 1990 of $36,736, the $28,405 remaining balance of a previous note of a corporation owned by Mr. Lopez, and accrued interest on the outstanding balance. The $28,405 amount represented amounts owed to SKI as a result of package tours sold by the corporation owned by Mr. Lopez during the winters of 1987 and 1988 for which payment was never received by SKI. During 1990, Mr. Lopez agreed to assume this liability. The outstanding principal balance and all accrued interest on this obligation was paid in full by Mr. Lopez in March, 1992.

     During 1992, Mr. Lopez borrowed $31,602 from SKRI. Of this amount, $11,602 was repaid by Mr. Lopez and the remaining $20,000 was repaid by WSC, all in January, 1993. Upon payment of the $20,000 by WSC, Mr. Lopez executed a note in the amount of $20,000 payable to WSC due October 16, 1993, and bearing interest at the rate of 6.5% per annum. At December 31, 1993, $15,000 remained unpaid along with $1,300 unpaid interest. In February, 1994, WSC received a principal payment of $7,500. At December 31, 1995, there remained a balance due in the amount of $10,062.01, including interest. The balance of this note was extended to June 30, 1996.

     In November, 1995, Mr. Lopez loaned $30,000 to SKRI. This note bears interest at the rate of 9% per annum and matures March
31, 1996.

     On December 28, 1995, Mr. Lopez borrowed $15,000 from WSC.
This unsecured note bears interest at the rate of 9% per annum and matures March 31, 1996.

     In connection with the Restructuring, Manuel Lopez (along with his wife, Deborah), and Margaret Peck each purchased 10% of the securities sold in the Offering. Also in connection with the Restructuring, Manuel Lopez and his wife personally guaranteed $1,000,000 of the Loan and, pursuant to the terms of a voting trust, Mr. Lopez has the sole right to vote the shares of SKRI owned by WSC for a period of at least ten years. As compensation for personally guaranteeing the Loan, Mr. Lopez and his wife receive $1,000 per month for so long as the guarantee is in effect.
In addition, in April, 1992, SKRI granted to Mr. Lopez and his wife an option to purchase 3,000 shares of Class B Common Stock for a period of ten years at a price of $140 per share.

     In March, 1992, SKI paid SKRMI $75,000 as a cash bonus to be paid to Mr. Lopez. This Bonus was granted to Mr. Lopez by SKRMI in 1990 and was ratified by SKI in 1991, and was originally to be paid on July 5, 1990.

     On April 5, 1991, SKP entered into a lease agreement with Wind River Ventures ("Wind River"), a corporation owned and controlled by James M. Peck, a director and employee of WSC, providing for the lease of property later owned by SKRI to Wind River, for the purpose of conducting a miniature golf course business (the "Business") on such property. The initial term of the lease is from April 1, 1991 through March 31, 1997. Subject to certain conditions, Wind River has the option of extending the lease for up to an additional nine years. The lease provides for the payment of rent to SKRI equal to a specified percentage of the gross revenues of the Business, starting at 2% for the first three years, 3% for the fourth year, 4% for the fifth year, 5% for the sixth year, 8% for years seven and eight, 10% for the ninth year, 12% for the tenth year, and 15% for years 11 through 15. In addition, the lease provides for the payment to SKRI of an additional 3% of gross revenues to partially defray United States Forest Service fees.

     On March 10, 1992, WSC granted Mr. Lopez a bonus of $100,000 in recognition of his efforts in successfully completing the Restructuring. The bonus is payable in two increments, $10,000, which was paid in 1992 and $90,000 in the future, if and when WSC is in a position to pay him such amount in a lump sum. The unpaid portions of the bonus will not accrue interest.

     Mr. Lopez is a cosigner on the $600,000 line of credit of SKRI at Jackson State Bank. As such, he is personally liable for the outstanding amount of such line of credit. As of March 15, 1996, the outstanding principal amount of such line of credit was $600,000. During the past several years, Messrs. Clark and Lopez have each been personally liable for certain of SKI's borrowings. Mr. Lopez has also personally guaranteed a construction loan pertaining to the construction of two condominiums by SKRI.

     In March 1993, additional shares of Class A Common Stock in SKRI were offered for sale to the investors in SKRI at $140.00 per share. Mr. Lopez and Margaret Peck each purchased 135 shares. A total of 1,350 shares were sold at $140.00 per share for a total of $189,000.00, in this offering.

     In 1992, the shareholders of SKRI formed a new corporation, Snow King Resort Center, Inc. ("SKRC"), to lease and operate the new skating rink being built by the town of Jackson on land leased by SKRI. WSC owns 49.0% of the outstanding common equity of SKRC. Also, see auditor's Notes number 7 and 8.

     In 1992, the shareholders of SKRI, other than WSC, formed a new limited liability company, SK Land Limited Liability Company (SKLLC), to acquire and develop approximately five acres of land adjacent to the Hotel (the "Project"). SKLLC has agreed to grant an option to SKRI to acquire the Project at SKLLC's cost. WSC declined to participate in the Project.

Item 13.  Exhibits.

     (a)  Exhibits:

     The following exhibits are filed herewith or incorporated by reference to previously filed documents:

     (3)  Articles of Incorporation and Bylaws                (A)
     (4)  Instruments defining the rights of
          security holders, including indentures              (B)
     (9)  Voting trust agreement                              (C)
     (10) Material contracts                                  (D)
     (11) Statement re:  computation of per share earnings    (E)
     (13) Annual or quarterly reports, Form 10-Q             None
     (16) Letter on change in Certifying Accountant          None
     (18) Letter re:  change in accounting principles        None
     (19) Previously unfiled documents                       None
     (22) Subsidiaries of the Registrant                      (F)
     (23) Published report regarding matters
          submitted to vote                                  None
     (24) Consents of experts and counsel                    None
     (25) Power of Attorney                                  None
     (28) Additional exhibits                                 (G)
     (29) Information from reports furnished to
          State Insurance authorities                        None
_______________

(A)  Filed as Exhibits 90.3.1 and 90.3.2 to the Registrant's
     Annual Report on From 10-K for the year ended December 31,
     1990, and hereby incorporated by reference thereto.

(B) A copy of the form of Convertible Subordinated Debentures of Snow King Resort, Inc. was filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K, dated March 13, 1992, and is hereby incorporated by reference thereto. Copies of the following documents were filed as exhibits to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991, and are hereby incorporated by reference thereto.

Exhibit

91.4.1
     Secured Promissory Note of Snow King
               Resort, Inc., dated March 13, 1992,
               payable to Orix USA Corporation

91.4.2 Loan agreement, dated March 11, 1992, by and between Snow King Resort, Inc. and
               Orix USA Corporation

91.4.3 Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated March 13, 1992, by Snow King Resort,
               Inc. to Orix USA Corporation

91.4.4         Guaranty of Manuel B. Lopez and Deborah W.
               Lopez, dated March 13, 1992

91.4.5         Assignment of Leases and Rents, dated
               March 13, 1992, by and between Snow King
               Resort, Inc. and Orix USA Corporation

91.4.6         Assignment Agreement (Interest Rate Cap
               Agreement) Industrial Bank of Japan, dated
               March 13, 1992, by and between Snow King
               Resort, Inc. and Orix USA Corporation

91.4.7 Assignment of Accounts, Income and Receipts and Security Agreement, dated March 13, 1992, by and between Snow King Resort, Inc. and Orix USA Corporation

91.4.8         Agreement with Respect to Assignment of
               Interest - Forest Service Permits, dated
               March 12, 1992, by and between Snow King
               Resort, Inc. and Orix USA Corporation

91.4x Assignment in Trust - Forest Service Permit, dated March 12, 1992, by and between Snow
               King Resort, Inc. and Orix USA Corporation

91.4.10        Assignment, Subordination, and Attornment
               Agreement (Resort Operating Agreement),
               dated March 13, 1992, by and among Orix USA
               Corporation, Snow King Resort, Inc., and
               Snow King Resort Management, Inc.

91.4.11        Assignment of Town Leases, dated March 13,
               1992, by and between Snow King Resort, Inc.
               and Orix USA Corporation
91.4.12        Unsecured Environmental Indemnity, dated
               March 5, 1992, by Snow King Resort, Inc.
               in favor of Orix USA Corporation

91.4.13 Letter Agreement, dated March 11, 1992, by and among Orix USA Corporation, Snow King
               Resort, Inc., and The Industrial Bank of
               Japan, Limited

91.4.14 Interest Rate and Currency Exchange Agree-ment, dated March 11, 1992, by and between Snow King Resort, Inc. and the Industrial
               Bank of Japan Limited

91.4.15        Collateral Assignment, dated March 12,
               1992, by Snow King Resort, Inc. to Orix
               USA Corporation

(C) A copy of the Voting Trust Agreement, dated March 12, 1992, by and among the Registrant, Snow King, Incorporated, and Manuel
     B. Lopez, as Trustee, was filed as Exhibit 91.9.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991, and is hereby incorporated by reference thereto.

(D) The following material contracts are incorporated herein by reference thereto.

     Exhibit

     - Lease Agreement, dated August 9, 1990, by between Snow King, Incorporated and Telerent Leasing Corporation (filed as Exhibit 90.10.3 to the Registrant's Annual Report on Form
               10-K for the year ended December 31, 1990, and hereby incorporated by reference thereto)

     -         Snow King Resort Operating Agreement, dated
               March 12, 1992, by and between Snow King Resort, Inc. and Snow King Resort Management, Inc. (filed as Exhibit 91.10.1 to the Registrant's Annual
               Report on Form 10-K for the year ended December 31, 1991, and hereby incorporated by reference thereto).

     - Purchase and Sale Agreement, dated December 31, 1991, by and between Jackson Hole-AHRC Corporation, Americana Hotels and Realty Corporation, Snow
               King, Incorporated, Snow King Partnership, Snow King Resort, Inc., the Registrant and Snow King Resort Management, Inc. (filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K, dated March 13, 1992, and hereby incorporated by reference thereto)

     - Purchase and Sale Agreement of SKI Leasehold Interest and Assets, dated December 31, 1991, by and between Snow King Resort, Inc., Snow King, Incorporated, and Snow King Resort Management, Inc. (filed as Exhibit 2.2 to the Registrant's Current Report on Form 8-K, dated March 13, 1992 and hereby incorporated by reference thereto)

     -         Purchase and Sale Agreement of WSC
               Partnership Interest, dated December 31, 1991, by and between Snow King Resort, Inc., the Registrant, and Snow King Resort Management, Inc. (filed as Exhibit 2.3 to the Registrant's Current
               Report on Form 8-K, dated March 13, 1992, and hereby incorporated by reference thereto).

     -         Amendment No. 1 to Agreement of Lease, dated
               December 31, 1991, by and between Jackson
               Hole-AHRC Corporation and Snow King,
               Incorporated (filed as Exhibit 91.10.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991, and hereby incorporated by reference thereto).

     - Amendment No. 1 to Mortgage, dated December 31, 1991, by and between Snow King Partnership and Americana Hotels and Realty Corporation (filed as Exhibit 91.10.3 to the Registrant's Annual Report on Form 10-K for the year ended
               December 31, 1991, and hereby incorporated by reference thereto).

     - Amendment No. 1 to Collateral Assignment, dated December 31, 1991, by and between the Registrant and Americana Hotels and Realty
               Corporation (filed as Exhibit 91.10.4 to the
               Registrant's Annual Report on Form 10-K for the year ended December 31, 1991, and hereby incorporated by reference thereto).

     - Allonge to Secured Promissory Note, dated December 1991, by and between the Registrant and Americana Hotels and Realty Corporation (filed as Exhibit 91.10.5 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991, and hereby incorporated by reference thereto).

(E) Not required, since information is ascertainable from the Financial Statements.

(F)  Filed herewith as Exhibit 92.22.1

_______________

     (b) No reports on Form 8-K have been filed by the registrant during the fourth quarter of the year ended December 31, 1995.

                          Exhibit 92.22.1

           SUBSIDIARIES OF WESTERN STANDARD CORPORATION


     Name
     State of Incorporation

Western Recreation Corporation                  Wyoming
Snow King Resort, Inc.                          Wyoming
dba Snow King Resort

(G)  Exhibits 93.8.1 and 94.9.1 through 94.9.10 were attached to
     filed with Form 10KSB for the year 1994.   They are
     incorporated herein by reference thereto.

     Exhibits 94.4.11 and 94.4.12 were inadvertently not filed with Form 10KSB for the year 1994, but are filed herewith.

Exhibit

93.8.1
     Modification to loan agreement - August 30, 1993.

94.9.1         Second modification to loan agreement.

94.9.2         Modification of Secured Promissory Note.

94.9.3         Modification of Assignment of Town Lease.

94.9.4         Modification of Mortgage, Security Agreement,
               Assignment of Leases and Rents, and Fixture
               Filing.

94.9.5         Consent of Guarantor

94.9.6         Consents.

94.9.7         Letter from Hanna and Van Atta to Teton Land
               Title Company.

94.9.8         Assignment of Ice Skating Rink Lease

94.9.9         Agreement Regarding Collateral Assignments of
               Ice Skating Rink Lease.

94.9.10        Estoppel Certificates.

94.4.11        Lease Agreement - Ski Shelter, Ski Lift and
               Mountain Tract

94.4.12        Lease Agreement - Ice Rink Tract
[/TABLE]

                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   WESTERN STANDARD CORPORATION

Date:  March 29, 1996              By:/s/ Stanford E. Clark
                                      Stanford E. Clark, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  March 29, 1996              /s/ Stanford E. Clark
                                   Stanford E. Clark
                                   President, Treasurer (Principal
                                   Executive, Financial and
                                   Accounting Officer) Comptroller
                                   and Director

Date:  March 29, 1996              /s/ Manuel B. Lopez
                                   Manuel B. Lopez
                                   Vice President and Director


Date:  March 29, 1996              /s/ Richard G. Roylance
                                   Richard G. Roylance
                                   Secretary and Director


Date:                              NOT AVAILABLE - OUT OF STATE
                                   James M. Peck
                                   Director




























EXHIBIT 94.4.11
                          LEASE AGREEMENT
                           (Commercial)
             SKI SHELTER, SKI LIFT AND MOUNTAIN TRACT

     THIS LEASE AGREEMENT is made and entered into to be effective as of the 22nd day of April, 1994, by and between the TOWN OF JACKSON, a Municipal Corporation of the State of Wyoming, of P.O. Box 1687, Jackson, Wyoming, 83001 ("Landlord"), and SNOW KING RESORT, INC., a Wyoming Corporation, of P.O. Box SKI, Jackson, Wyoming, 83001 ("Tenant") (the "Lease").

                            WITNESSETH:

     WHEREAS, Landlord is the owner of those certain parcels of real property and improvements described generally as the Ski Shelter Tract, the Ski Lift Tract and the Mountain Tract, all as more particularly described as follows: See Exhibits "H", "I" and "J" attached hereto and by this reference made a part hereof (the "Leased Premises"), reserving unto the Landlord the right to exclude the cemetery access roadway which shall be for mutual use by Landlord and Tenant; and

     WHEREAS, the parties hereto desire to enter into a written lease agreement providing the terms, covenants and conditions for the occupancy of the Leased Premises by Tenant; and

     WHEREAS, the parties agree that any and all prior leases between the parties concerning this property are revoked and are superseded by this document.

     NOW, THEREFORE, in consideration of the mutual covenants, agreements, undertakings and benefits to the parties, the parties agree as follows:

     1. Lease of Leased Premises. Landlord agrees to lease to Tenant and Tenant agrees to lease from Landlord the Leased Premised according to the terms and conditions of this Lease.

     2. Term of Lease. The term of the lease shall be for a term of thirty (30) years, commencing on the 1st day of June, 1993, and terminating on the 31st day of May, 2023, unless sooner terminated or extended under the provisions of the Lease.

     3.  Rent and Payment.  Tenant covenants and agrees to pay
Landlord, during the term of the Lease, as follows:

         (a)  Base Rent.  The base rent for the Lease Agreement

         shall be Ten Thousand Eight Hundred Dollars
              ($10,800.00) per annum payable in twelve (12) equal monthly installments on the first day of each month of each year of the term hereof.

         (b) Supplemental Rent. Based on Gross Revenue in accordance with the schedule attached hereto as Exhibit "K" and by this reference made a part hereof. Gross Revenue shall include not only those revenues listed on Exhibit "K" but any and all revenues derived from the facilities or use of facilities constructed or based upon the leased premises after deducting therefrom only sales and use or like taxes. Tenant shall keep accurate and complete accounting records kept in accordance with applicable accounting standards. Tenant shall provide to Landlord an accounting for all Gross Revenues within ninety (90) days of the close of each calendar year during the term of this Lease or within ninety (90) days following the termination of this Lease, whichever date is earlier. At the time of delivery of the annual accounting, Tenant shall also tender any and all supplemental rent due and owing as evidenced by the accounting provided. Landlord shall be entitled to, at Landlord's expense, have conducted or conduct an audit of Tenant's books and records to determine the accuracy of the accounting provided by Tenant. In the event such audit shall reveal additional supplemental rent due, Tenant shall immediately pay such supplemental rent but Tenant shall have the option of requesting, at Tenant's expense, an independent third party audit to confirm the amount due. In the event the audit shall reveal supplemental rent underpayment of greater than five percent (5%) of the total supplemental rent paid for that year, all audits shall be conducted at the expense of Tenant. This requirement for payment of supplemental rent shall survive the termination of the Lease for the purposes of collecting supplemental rent due and owing through the date of termination of this Lease.

         (c) Additional Rent. In addition to the rent required of Tenant under subparagraphs (a) and (b), the Tenant shall be required to pay the principal sum of One Hundred and Fifty Three Thousand Two Hundred and Thirty Three Dollars ($153,233.00) plus interest on said principal amount at a base rate of eight and one half percent (8 1/2%) per annum, based upon an amortization schedule attached hereto as Exhibit "L", which monthly payments shall commence November 1, 1993, and shall continue on a monthly basis for the following 120 months. Tenant has a right of prepayment on this principal balance at any time without penalty.

              In addition to the rent required of Tenant, Tenant shall be jointly and severally responsible with Snow King Resort Center, Inc. (the Tenant for the Ice Rink premises) for paying, in regular monthly installments, 1/120th monthly, of the total amount of additional rent for the Ice Skating Rink.

              The additional rental payments due under this Lease Agreement shall terminate with the 120th monthly rental installment and thereafter the rental installments shall revert to those rentals reserved in paragraphs 33(a) and (b) of this Lease.

     Rent payments shall commence in accordance with the foregoing schedule and shall continue each month thereafter, and shall be made payable to Landlord as follows: Town of Jackson, Wyoming, P.O. Box 1687, Jackson, Wyoming, 83001 until directed otherwise.

     4. Late Rent Charges. In the event the monthly rent payments are not paid within ten (10) days of the due date, a late charge of two percent (2%) of the delinquent payment shall be paid by Tenant.
Additionally, said late rent payments shall automatically accrue interest at an interest rate of eighteen percent (18%) from the due date, which accrual of interest shall continue until the rent payment, together with accrued interest, is paid. Such interest shall begin to accrue automatically on all delinquent rent payments (not paid within the ten (10) day grace period) and shall be payable on demand without notice to Tenant.

     5. Use of The Leased Premises. The use of the Leased Premises shall be restricted to Ski Area, ski shelter, restroom, meeting and food and beverage services amenities and uses only. Approval of additional uses will not be unreasonably withheld. Furthermore, the Leased Premises shall be used and occupied by Tenant in a careful, safe and proper manner and Tenant shall pay on demand for any damage to the Leased Premises caused by the misuse of same by it, its agents, employees, licensees and invitees. Tenant shall use the Lease Premises only for purposes not prohibited by the laws, regulations, covenants and ordinances of the United States, the State of Wyoming, Teton County and the Town of Jackson. Tenant shall not use or keep any substance or material in or about the Leased Premises which may vitiate or endanger the validity of the insurance on the Leased Premises or increase the hazard of the risk.

     Landlord agrees that Tenant may allow the use of the parking area for float trip pickups and drop offs by float trip businesses, hereinafter referred to as "operators."

     The Tenant agrees to the following conditions for all float trip pick ups and drop offs:

         a. Landlord shall approve of the number of operators allowed each season and the number of times each day any one operator may use the parking lot.

         b. Each operator shall be assigned a specific site in the parking lot for all of its pick ups and drop offs, each site to be approved by Landlord.

         c. River trip operators' buses, vans or other vehicles, picking up river trip clients or returning them from river trips, will be present in the parking area only for the time necessary to gather or disembark those clients, and will be returned to the operator's private staging and storage area between river trips, or when otherwise not actively engaged in meeting, loading, or unloading, river trip clients. River trip operators and Tenant (Snow King, Inc.) recognize that the Landlord, Town of Jackson, places high priority on the availability of public parking, and has the authority, and at all times may institute policies with operators, drivers and/or Tenant enforcing courtesy and consideration in their conduct toward parking lot users, maintaining availability of vacant parking spaces, ensuring access into and out of parking areas and requiring no undue blockage of either spaces or vehicles.

         d. River trip buses will occupy space in the assigned parking area for no more than 20 minutes for any river trip departure or return.

     Tenant shall have the right, so long as Tenant has a valid license from the Town of Jackson, to sell alcoholic and/or malt beverages in specific locations from within and upon the Leased Premises in accordance with all conditions which apply to any license, adherence with applicable laws of the State of Wyoming and ordinances of the Town of Jackson as they may exist from time to time. Tenant is authorized to sublease the premises pursuant to
Section 13, below.

     There will be the following restrictions associated with the dispensing of liquor:

         a. The licensee will not be allowed to sell package liquor to the public for off premises consumption.

         b. During standard operating functions, which would be ice skating, and operation as a ski shelter, the applicant will be allowed to sell beer and wine only.

         c. Full liquor service be allowed at banquets, parties, conventions, or special events only.

         d. The licensee will not operate as a bar or lounge at any time.

         e. Applicant and Council agree to attach the above conditions on this lease for the reason that this facility will allow minors in both the ski shelter area and the ice rink area.

     6. Acceptance of Leased Premises. Taking possession of the Leased Premises by Tenant shall be conclusive evidence as against the Tenant that such premises are in good and satisfactory condition when possession of same was taken. Tenant has inspected the Leased Premises and accepts the same in "as is" condition subject only to completion of construction and "punch list" items, if any.

     7. Subordinate to Mortgage. This Lease shall be and is hereby made subordinate to any mortgages or other security instruments which may now or hereafter encumber the Leased Premises, and to all renewals, modifications, consolidations, replacements and extensions thereof. This clause shall be self-operative and no further instrument of subordination need be required by any mortgagee or security holder. Tenant shall, at Landlord's request, promptly execute any appropriate estoppel certificate, subordination agreement or instrument that Landlord may reasonably request in this regard.

     8. Taxes and Assessments. Landlord shall pay all real estate taxes, real estate assessments, and any and all other governmental charges, assessments or taxes payable in respect to the Leased Premises or any part thereof during the term of this Lease. Tenant shall be liable for taxes levied against its personal property, trade fixtures and other property placed by Tenant in, on or about the Leased Premises.

     9. Utilities. Tenant shall pay for the use of all the water, sewage, electrical, gas, telephone, cable television, garbage and other utility services to or used by and in connection with the Leased Premises. Tenant shall establish and maintain all utilities accounts in its name.

     10. Repair and Maintenance. Tenant acknowledges that the Leased Premises are in good repair and working order. Tenant shall, at its sole expense, except for all Warranty work for new construction or equipment, which shall be assigned or accrue to the benefit of Tenant, maintain the interior and exterior of the Leased Premises (including, without limitation, all electrical, plumbing and mechanical systems) in as good order and repair as it was at the date of the commencement of this Lease, reasonable wear and tear excepted. Tenant shall not knowingly commit or willingly permit to be committed any act or thing contrary to the rules and regulations of any federal, state, municipal or quasi-governmental authority. If the Landlord determines, in its sole discretion, that the facility is not being properly maintained, it shall give notice to Tenant in writing to repair and/or maintain the premises.
The tenant shall have 48 hours in which to correct any minor deficiencies (small repairs or cleaning inadequacies) and thirty
(30) days for larger repairs. If the repairs and maintenance are not performed to Landlord's satisfaction within the required time period, Landlord may employ another person or entity to repair and/or maintain all or any part of the premises and the Tenant shall be responsible for the payment of all expenses and costs related to said repair and maintenance, which if not paid, shall be deemed a default pursuant to Section 19, below.

     Landlord shall maintain at its expense, the parking surface of the parking lots when it determines, in its sole discretion, that such lot surfaces need to be repaired or replaced.

     Tenant shall permit Landlord, or its representatives, to inspect upon reasonable notice the Leased Premises and to make improvements to the Leased Premises as Landlord may now or hereafter deem to be necessary and/or appropriate for the Leased Premises. All such improvements shall be done, so far as practicable, to avoid interference with Tenant's occupancy and use of the Leased Premises, provided that Tenant shall not be entitled to compensation for unavoidable interference with its occupancy and use.

     11. Alterations. Landlord shall have the right at any time to enter the Leased Premises to make such additions, repairs or alterations as it may deem necessary or property for the safety, improvement or preservation of the Leased Premises.

     Tenant shall make no alterations in or additions to the Leased Premises without first obtaining the written consent of the Landlord, and all additions or improvements made by Tenant shall be deemed a part of the Leased Premises and permanent structure thereon and shall remain upon and be surrendered with the Leased Premises at the termination of this Lease by lapse of time or otherwise.

     12. Insurance. Landlord shall maintain fire and extended "all-risk" coverage insurance upon the Leased Premises, which shall include the Ski Shelter facility and the Ice Rink facility. Such insurance shall be maintained with an insurance company authorized to do business in Wyoming in an amount not less than Three Million Five Hundred Thousand Dollars ($3,500,000.00) during the term of the Lease for both premises.

     Tenant shall maintain at its expense fire and extended coverage insurance on all of its personal property, including trade fixtures and on all additions and improvements made by Tenant not required to be insured by Landlord.

     Tenant shall, at Tenant's expense, maintain a policy or policies of comprehensive general liability insurance with the premiums thereon fully paid on or before due date, issued by and binding upon an insurance company with a Best Rating Guide A plus Class 15 Rating, such insurance to afford minimum protection of not less than a single limit of One Million Dollars ($1,000,000.00) in respect to personal injury and/or death to one or more persons and for property damage. The insurance policy shall name Landlord as an additional insured and shall cover all risks incident to Tenant's use of the Leased Premises and business in connection therewith.

     Tenant shall furnish Landlord with certificates and copies of all insurance policies to be maintained by Tenant with evidence of payment of the premiums thereon. All such insurance policies shall contain a clause or endorsement to the effect that they may not be terminated or materially amended during the term of this Lease except after fifteen (15) days written notice thereof to Landlord.

     13. Assignment, Sublease and Mortgage by Tenant. Tenant shall not assign or create a security interest in, pledge or encumber this Lease or the Leased Premises, in whole or in part, or sublet the whole or permit the use of the whole or any part thereof by any sub-tenant, licensee or concessionaire, unless Tenant first obtains Landlord's written consent, which consent will not be unreasonably withheld. In the event of any such assignment, subletting, licensing or granting of a concession, Tenant shall never-the-less remain liable for the performance of all the terms, conditions and covenants of this Lease (including, without limitation, the covenant to pay rent).

     Tenant is authorized to sublease specific portions of the premises to Snow King Resort Center, Inc., the tenant of the Ice Rink Building and operation adjacent to the premises, with specific authorization to sell alcoholic and/or malt beverages. Any such sublease shall require approval of the Landlord in writing and shall require that the sublessee have a valid liquor license and that all operations of the sublessees shall be strictly in accordance with all applicable rules, regulations, ordinances, and statutes of the Town of Jackson and the State of Wyoming as they may exist from time to time.

     14. Required Subleases. Notwithstanding the provisions of paragraph 15 and in recognition of contributions made by the public and public entities towards the construction of the ski shelter contemplated by this Lease Agreement, Tenant shall be required as a condition of this Lease to offer subleases which have been approved in writing by Landlord as follows:

         (a) Girl Scouts. Tenant shall offer a sublease to the Girl Scouts of America, Teton County organization, for utilization of that portion of the Ski Shelter constructed upon the leased premises designated "Girl Scout Area" on the construction or schematic plans for the Ski Shelter. The lease shall be for such amount as is designed to allow Tenant to recoup only its minimal operating costs such as pro rata allocation of utilities, insurance, costs for the operation of the building. The sublease may provide for utilization of the premises subject to the sublease by Tenant at periods when that portion of the premises is not utilized by Subtenant and the rental rate established shall recognize that right.

         (b) Jackson Hole Ski Club. For the purpose of maintaining and providing an opportunity to improve, the utilization of the Snow King Ski Area for the benefit of Landlord and Tenant, Tenant shall offer a sub-lease to the Jackson Hole Ski Club, or its successor organization, for the utilization of that portion of the Ski Shelter constructed upon the Lease Premises designated "Jackson Hole Ski Club Area" on the construction or schematic plans for the Ski Shelter. The lease shall be renewable annually so long as the general purpose of utilization of the Snow King Ski Area for the benefit of the Town of Jackson is maintained. The lease shall be for such amount as is designated to allow Tenant to re-coup its minimal operating costs such as prorata allocation of utilities, insurance, maintenance, janitorial duties, snow removal and similar costs, as well as re-couping the amount paid or to be paid by Tenant to Landlord for interior finish of the Ski Club Area. Tenant may impose reasonable restrictions upon sub-lessee with respect to parking, building, access and building security as Tenant deems appropriate. The sub-lease may be nonexclusive as to portions of the Ski Club Area and may provide for utilization of the premises subject to the sub-lease by Tenant, or others when that portion of the premises is not being utilized on a full-time basis by sub-lessee. The Jackson Hole Ski
              Club shall have first priority in all scheduling for this leased space.

     Other than as stated above, the Tenant shall not sublease any portion of the property, whether the interior or the exterior of the property, including the erection of temporary structures, without the written approval of the Landlord, which approval shall not be unreasonably withheld. Any approved sublessees must have a valid liquor license prior to the sale of any alcoholic or malt beverage.

     15. Signs. Tenant shall have the right to erect and maintain signs in, on or about the Leased Premises, provided, that same shall comply with governing laws, regulations, covenants and ordinances of the United States, State of Wyoming, County of Teton and the Town of Jackson. All such signs must, however, be approved in advance in writing by the Landlord.

     16. Tenant's Covenants.  Tenant covenants that it shall:

         (a) Comply with all laws, orders, regulations, rules ordinances and covenants of any state or federal statute or local ordinance or regulation applicable to Tenant and/or its use of the Leased
              Premises.

         (b) Give to Landlord prompt written notice of any accident, fire or damage occurring on or to the Leased Premises.

         (c) Keep the Leased Premises sufficiently heated to prevent freezing of pipes, waterlines and fixtures.

         (d) Keep the Leased Premises orderly, clean, sanitary and free from objectionable odors and insects, vermin, pets, pests and nuisances.

         (e) Do all things reasonably possible to prevent filing of any mechanics' or other liens against the Leased Premises or any part thereof by reason of work, labor, services or materials furnished or claimed to have been furnished to Tenant, or anyone holding the Leased Premises or any part thereof, through or under Tenant. If any such lien shall be filed against the Leased Premises, Tenant shall either cause the same to be discharged of record within twenty (20) days after the date of the filing of same, or if the Tenant, in Tenant's discretion and in good faith, determines the lien should be contested, Tenant shall furnish such security as may be necessary or required to prevent any foreclosure against Tenant's or Landlord's interest in the Leased Premises. If Tenant shall fail to discharge such lien within such period, or fail to furnish adequate security, then in addition to any other right of remedy of Landlord, Landlord may but shall not be obligated to discharge the lien either by paying the amount claimed to be due or by procuring the discharge of such lien by obtaining security or in any other manner available to Landlord. Nothing herein contained shall imply any consent or agreement on the part of Landlord to subject Landlord's interest in the Leased Premises to liability under any mechanics' or other lien law.

         (f) Repay Landlord, as additional rent, on demand, all sums disbursed or deposited by Landlord pursuant to the provisions of this section, including Landlord's costs, expenses and reasonable attorneys' fees incurred by Landlord in connection therewith.

         (g) Permit no one other than employees, agents, servants and business invitees to remain in or loiter upon the Leased Premises.

         (h) Comply with all reasonable rules and regulations that may be established, from time to time, by Landlord. Tenant covenants that it shall not do or suffer to be done anything objectionable to the fire insurance companies, whereby the fire insurance or any other insurance now in force or hereafter to be placed on the Leased Premises or any part thereof shall become void or suspended, or be rated as a more hazardous risk than at the date when Tenant receives possession hereunder.
              In the event of breach of this covenant, in addition to all other remedies of Landlord, Tenant shall pay to Landlord as additional rent any increase in insurance premiums.

         (i) The Landlord has the authority to prohibit parking that interferes with safe and appropriate use of the Center and retains the right to sign and enforce parking regulations for public safety, access and appropriate use. The Tenant is required to direct and control all public parking to conform to the regulations and requirements of the Landlord.

     17. Landlord's Covenants of Quiet Enjoyment. The Landlord covenants that the Tenant, upon paying the rentals and performing the covenants upon its part to be performed herein, shall peacefully and quietly have, hold and enjoy the Leased Premises during the term hereof.

     18. Damage or Destruction to Lease Premises. If the Leased Premises shall be damaged by fire, the elements, unavoidable accident or other casualty, without the fault or negligence of Tenant, or Tenant's servants, employees, agents, visitors, licensees, invitees or sub-tenants, and the Leased Premises are not thereby rendered untenantable in whole or in part, Landlord shall, at its expense, cause such damage to be repaired, and the rent shall not be abated. If, by reason of such occurrence, the Leased Premises shall be rendered untenantable only in part, Landlord shall promptly cause the damage to be repaired and the rent, during such period of repair, shall be abated proportionately to the portion of the Leased Premises rendered untenantable. If, by reason of such occurrence, the Leased Premises shall be rendered wholly untenantable, Landlord shall cause such damage to be repaired and the rent, during such period of repair, shall be abated in whole. There shall be no extension of the term of this Lease by reason of such abatement. Notwithstanding the foregoing provisions, if the Leased Premises shall be rendered wholly untenantable by reason of such occurrence and the Leased Premises cannot be repaired within six (6) months from the date such damage occurs, Landlord or Tenant shall, at their option, have the right to declare the balance of the term of this Lease to be null and void.

     If any such damage or destruction occurring to the Leased Premises, whether partial or complete, shall occur as the result of the fault or any negligence of Tenant or Tenant's servants, employees, agents, business invitees, licensees or sub-tenants, there shall be no apportionment or abatement of rent during the term of this Lease.

     19. Default by Tenant. The Tenant agrees to observe and perform the conditions and covenants set forth in this Lease, and further agrees that if default be made in the payment of any rent and such payment default continues for ten (10) days following the due date for such payment, or if Tenant shall fail to observe or perform any of the other conditions or covenants and such other default shall continue for more than thirty (30) days after written notice of such default, then and in that event, and as often as the same may happen, it shall be lawful for Landlord, at its election, with or without previous notice, to terminate this Lease or to re-enter and repossess itself of the Leased Premises without termination, with or without legal proceeding, using such force as may be necessary, and to remove therefrom any personal property belonging to Tenant without prejudice to any claim for rent or for breach of the covenants hereof, or without being guilty of any manner of trespass or forcible entry and detainer. The foregoing described rights shall be non-exclusive and shall be in addition to any and all of the rights and remedies Landlord may have pursuant to governing law.

     20. Payment After Termination. No payments of money by Tenant to Landlord after the termination of this Lease, in any manner or after the giving of any notice by Landlord to Tenant shall reinstate, continue or extend the term of this Lease or affect any notice given to Tenant prior to the payment of such money.
     21. Abandonment of Leased Premises. If Tenant shall abandon or vacate the Leased Premises before the end of the term of this Lease, or if Landlord re-enters the Leased Premises without termination, the Landlord may, at its option and without notice to Tenant, enter the Leased Premises, and re-let the same, or any part thereof, as it may see fit, without thereby voiding or terminating this Lease, and, for the purpose of such re-letting, Landlord is authorized to make any repairs, changes, alterations or additions in or to the Leased Premises, as may, in the sole discretion of Landlord, be necessary or desirable for the purpose of such re-letting, and if a sufficient sum shall not be realized from such re-letting each month to equal the monthly rental under the provisions of this Lease, then Tenant agrees to pay such deficiency.

     22. Indemnification. Tenant shall indemnify Landlord and save it harmless from and against any and all claims, actions, damages, liability and expense in connection with loss of life, personal injury or damage to property occurring in or about, or arising out of or from the Leased Premises and adjacent sidewalks and loading areas, or the occupancy or use of the Leased Premises by Tenant or its sub-tenants, or occasioned wholly or in part by any act or omission of Tenant, its agents, licensees, business invitees, concessionaires, contractors, customers, employees or sub-tenants.

     In case Landlord shall be made a party to any litigation commenced by or against Tenant, its agents, licensees, business invitees, concessionaires, contractors, customers, employees or sub-tenants, Tenant shall protect and hold Landlord harmless and shall pay all costs, expenses and reasonable attorneys' fees incurred or paid by Landlord in connection with such litigation.

     23. Attorneys' Fees. In the event either party shall find it necessary to obtain the services of any attorney to enforce any of the covenants and conditions of this Lease, the prevailing party shall be entitled to reimbursement for all costs and expenses, including reasonable attorneys' fees, whether or not litigation is commenced.

     24. Trade Fixtures. Trade fixtures installed by Tenant in the Leased Premises shall remain the property of the Tenant and shall be removed at any time by it on or before the termination of this Lease by lapse of time or otherwise. Any damage caused to the Leased Premises that is the result of such removal shall be repaired by Tenant at its expense. Any such trade fixtures not removed at or prior to the termination shall become the property of Landlord. Lighting fixtures, whether or not installed by Tenant, shall not be removable at the expiration or earlier termination of this lease, and shall become the sole property of Landlord.

     25. Landlord's Access. Landlord and its agents, employees or other representatives may enter the Leased Premises at any time for the purpose of (a) inspecting the Leased Premises to ascertain Tenant's compliance with the terms and conditions of this Lease,
(b) in order to make repairs, additions or alterations as the Landlord deeds necessary, (c) to post notices of non-responsibility under mechanics' lien law, (d) to exhibit the Leased Premises for sale, lease or mortgage financing, or (e) for any other reasonable purposes.

     26. Notices. Any notices required or permitted to be given or served by either party to the other shall be deemed to have been duly given or served there if in writing and forwarded by certified mail, postage prepaid, return receipt requested, to the respective addresses set forth below. Such notices shall be deemed given upon mailing of sale.

     Tenant:  Snow King Resort, Inc.
              P.O. Box SKI
              Jackson, Wyoming  83001

     Landlord:  Town of Jackson
                P.O. Box 1687
                Jackson, Wyoming  83001

     27. Amendment or Modification. Tenant acknowledges and agrees that it has not relied upon any statement, representation, agreement or warranty, except such as are expressly stated herein, and that no amendment or modification of this Lease shall be valid or binding unless expressed in writing and executed by the parties hereto in the same manner as the execution of this Lease.

     28. Memorandum of Lease. The parties may execute a short-form memorandum of this Lease in recordable form which may, at either parties' option, be placed of record in the Teton County real estate records.

     29. No Partnership. No partnership or joint venture is created by this Lease. The Landlord and Tenant shall be construed to be that relationship of landlord and tenant only.

     30. Miscellaneous.  Time is of the essence.

     No waiver of any breach of one or more of the conditions or covenants in this Lease by Landlord shall be deemed to imply or constitute a waiver of any succeeding or other breach hereunder.

     This Lease and its provisions shall be construed and enforced in accordance with and pursuant to governing Wyoming law.

     The headings used in this Lease are for convenience only and are not be used in its construction.

     Whenever used, the singular shall include the plural, the plural the singular and the use of any gender shall include all genders.

     If there is more than one person comprising the Tenant, the covenants, agreements, undertakings and obligations hereunder shall be the joint and several obligations of all such persons.

     This Lease may be executed in multiple counterparts, each of which shall be deemed to be an original.

     IN WITNESS WHEREOF, the parties hereto have executed this Lease to be effective as of the day and year first above written.
                                   LANDLORD:

                                   TOWN OF JACKSON, a Municipal
                                   Corporation


                                   By:  /s/ Jeff L. Crabtree,
                                        Mayor
ATTEST:

By:  /s/ Roxanne, Town Clerk
                                   TENANT:

                                   SNOW KING RESORT, INC., a
                                   Wyoming Corporation


                                   By:  /s/ Manuel Lopez,
                                        President
ATTEST:

By:  /s/ Creed Law, Secretary




































EXHIBIT 94.4.12
                          LEASE AGREEMENT
                           (Commercial)
                          ICE RINK TRACT


     THIS LEASE AGREEMENT is made and entered into to be effective as of the 22nd day of April, 1994, by and between the TOWN of JACKSON, a Municipal Corporation of the State of Wyoming, P.O. Box 1687, Jackson, Wyoming, 83001 ("Landlord"), and SNOW KING RESORT CENTER, INC., a Wyoming Corporation, of P.O. Box SKI, Jackson, Wyoming, 83001 ("Tenant")

                            WITNESSETH:

     WHEREAS, Landlord is the owner of that certain parcel of real property and improvements described generally as the Ice Rink Tract, as more particularly described on Exhibit "A" attached hereto and by this reference made a part hereof (the "Leased Premises"), reserving unto the Landlord the right to exclude the cemetery access roadway which shall be for mutual use by Landlord and Tenant and Snow King Resort, Inc., as the "SKI Shelter Tenant;" and

     WHEREAS, the parties hereto desire to enter into a written lease agreement providing the terms, covenants and conditions for the occupancy of the Leased Premises by Tenant; and

     WHEREAS, the parties agree that any other leases between the parties concerning this property are revoked and are superseded by this document.

     NOW, THEREFORE, in consideration of the mutual covenants, agreements, undertakings and benefits to the parties, the parties agree as follows:

     1. Lease of Leased Premises. Landlord agrees to lease to Tenant and Tenant agrees to lease from Landlord the Leased
Premises, including that part of the improvements thereon outlined in red on Exhibit "B" attached hereto, according to the terms and conditions of this Lease.

     2. Term of Lease. The term of the Lease shall be for a term of thirty (30) years, commencing June 1, 1993 and terminating May
31, 2023 unless sooner terminated or extended under the provisions of the Lease.

     3.  Rent and Payment.  Tenant covenants and agrees to pay
Landlord, during the term of the Lease, as follows:

         (a) Base Rent. Tenant shall pay on the first day of each month commencing February 1, 1994, for five monthly payments (through June 30, 1994), the sum of Thirty Three Thousand Two Hundred and Fifty Six Dollars ($33,256.00) each month.

              Thereafter, Tenant shall pay on the first day of each month commencing on July 1, 1994, a sum equal to principal and interest payments required to amortize and retire over a thirty (30) year period a loan from Wyoming Farm Loan Board in an initial principal amount not to exceed One Million Six Hundred Sixty-Three Thousand Five Hundred Dollars ($1,664,500.00) with an interest rate of eight and one-half percent (8 1/2%) per annum but not to exceed Twelve Thousand Seven Hundred Ninety-One Dollars ($12,791.00) per month or such lesser amount as shall be required from time to time to amortize the loan obtained for the purpose of building the indoor ice skating facility on the Ice Rink Tract as described above. In the event the Town, in its sole discretion, refinances this loan and obtains a lower rate of interest, the Tenant shall be allowed to have its rate of interest lowered to the same.

              Tenant shall have the right to pay the principal balance on the loan from the Wyoming Farm Loan Board (in the initial amount of One Million Six Hundred and Sixty Three Thousand Five Hundred Dollars ($1,663,500.00) as evidenced on the loan amortization schedule attached hereto as Exhibit "C", at any time during the term of this lease without penalty of any kind. If Tenant exercises this option of prepayment, the base rent shall be reduced to One Hundred Dollars ($100.00) per month, commencing the month after payment in full has been made.

         (b) Supplemental Rent. Based on Gross Revenue in accordance with the schedule attached hereto as Exhibit "D" and by this reference made a part hereof. Gross Revenue shall include not only those revenues listed on Exhibit "D" but any and all revenues derived from the facilities or use of facilities constructed or based upon the leased premises after deducting therefrom only sales and use or like taxes. Tenant shall keep accurate and complete accounting records kept in accordance with applicable accounting standards. Tenant shall provide to Landlord an accounting for all Gross Revenues within ninety (90) days of the close of each calendar year during the term of this Lease or within ninety (90) days following the termination of this Lease, whichever date is later. At the time of delivery of the annual accounting, Tenant shall also tender any and all supplemental rent due and owing as evidenced by the accounting provided. Landlord shall be entitled to, at Landlord's expense, have conducted or conduct an audit of Tenant's books and records to determine the accuracy of the accounting provided by Tenant. In the event such audit shall reveal additional supplemental rent due, Tenant shall immediately pay such supplemental rent but Tenant shall have the option of requesting, at Tenant's expense, an independent third party audit to confirm the amount due. In the event the audit shall reveal supplemental rent underpayment of greater than five percent (5%) of the total supplemental rent paid for that year, all audits shall be conducted at the expense of Tenant. This requirement for payment of supplemental rent shall survive the termination of the Lease for the purposes of collecting supplemental rent due and owing through the date of termination of this Lease.

         (c) Additional Rent. In addition to the rent required of Tenant under subparagraphs (a) and (b), Tenant shall be required to pay the sum of Sixty Four Thousand Seventy Five Dollars ($64,075.00), which the Landlord acknowledges has previously been paid by Tenant. In addition, the Tenant shall be required to pay the principal sum of One Hundred and Seventy Three thousand Eight Hundred and Forty Three Dollars ($173,843.00) plus interest on said principal amount at a base rate of eight and one half percent (8 1/2%) per annum, based upon an amortization schedule attached hereto as Exhibit "E:, which monthly payment shall commence June 1, 1993 and continue for the following one hundred and twenty months. Tenant has a right of prepayment on this principal balance at any time without penalty.

              In addition to the rent required of Tenant, Tenant shall be jointly and severally responsible with Snow King Resort, Inc. (the Tenant for the Ski Shelter premises) for paying, in regular monthly installments, 1/120th monthly, of the total amount of additional rent for the Ski Shelter building and premises.

              The additional rental payments due under this Lease Agreement shall terminate with the 120th monthly rental installment and thereafter the rental installments shall revert to those rentals reserved in paragraphs 33(a) and (b) of this Lease.

     Rent payments shall commence in accordance with the foregoing schedule and shall continue each month thereafter, and shall be made payable to Landlord as follows: Town of Jackson, Wyoming, P.O. Box 1687, Jackson, Wyoming, 83001, until directed otherwise.

     4. Security For Rental Payments. The Tenant shall provide the following security for the rental payments described in Section 3(a), (b) and (c):

     (a) SK Land, a Wyoming Limited Liability Company, hereinafter referred to as "SK Land", will be a guarantor of all rental payments. SK Land shall submit a financial statement to the Landlord at the time of the execution of this Agreement. The parties acknowledge that SK Land is purchasing real property legally described in Exhibit "F", and commonly known as the "Love Property" under a real estate contract. This property is hereinafter referred to as the "Love Property". SK Land agrees to promptly pay when due all indebtedness on this real estate contract, and pay the remaining indebtedness thereon on or before February 1, 1995. On or before February 1, 1995, Tenant, at its option, shall do either of the following, described as (1) or (2):

         (1) SK Land shall utilize the Love Property as collateral for the obligations of this lease, with Landlord as Mortgagee and with the amount being mortgaged equal to one (1) year's lease base rental payments, excluding only supplemental rent. Landlord agrees it may take a second position behind any bank on this mortgage. SK Land agrees to this encumbrance on the Love Property, on or before February 1, 1995.

         (2) Tenant shall provide to Landlord an irrevocable Letter of Credit which may be drawn on a bank in Teton County, Wyoming, in an amount equal to one (1) year's lease base rental payments, excluding only supplemental rent. Draws on the Letter of Credit shall be conditioned upon Tenant's failure to pay rental payments within ten (10) days of written notice of default. Landlord shall be entitled to draw on the Letter of Credit to make rental payments not paid within the applicable cure period and the Letter of Credit shall be renewed and increased after any such draw to the original principal amount of the letter. This letter of Credit shall be renewed annually not less than thirty (30) days prior to each anniversary date of the initial commencement date of the term of this lease until all terms in condition (c) of this section are in full compliance.

     (b) In the event of default, pursuant to Section 19, Tenant agrees that Landlord shall retain as its sole and separate property, any and all fixtures Tenant has placed and/or installed in the Ice Rink facility, including but not limited to all assets listed on Exhibit "G".

     (c) On or before September 15, 1996, Snow King Resort, Inc., a Wyoming corporation, shall, at the Tenant's option, either become the guarantor of all Tenant's obligations as defined in this lease or shall, by assignment, become the Tenant of this lease, and be responsible, with Snow King Resort Center, Inc., for all the obligations of the Tenant as described herein. Snow King Resort, Inc. hereby agrees to become a guarantor of all Tenants obligations or to accept an assignment of lease and to become responsible for Tenant's obligations under this lease on or before September 15, 1996. At such time, SK Land shall be released from further liability in regard to this lease.

     5. Late Rent Charges. In the event the monthly rent payments are not paid within ten (10) days of the due date, a late charge of two percent (2%) of the delinquent payment shall be paid by Tenant.
Additionally, said late rent payments shall automatically accrue interest at an interest rate of eighteen percent (18%) from the due date, which accrual of interest shall continue until the rent payment, together with accrued interest, is paid. Such interest shall begin to accrue automatically on all delinquent rent payments (not paid within ten (10) day grace period) and shall be payable on demand without notice to Tenant.

     6. Use of the Leased Premises. The use of the Leased Premises shall be restricted to skating activities, conventions, exhibit hall and food and beverage services only and other events if approved by the Landlord. Any nonskating event with a projected attendance of 500 or more is deemed a special event, requiring the Tenant to obtain a special event plan as prepared by the Landlord. The Tenant will present the special event plan to the Police Department and the Fire Marshall. Both of these departments need to respond within five (5) working days to the Tenant as to whether the plan is approved or denied or if there are measures needed to mitigate any impacts. If the Landlord has not responded within five (5) days, the event is deemed approved as presented. If either the Police Department or Fire Marshall denies the event within the five day period, it is deemed denied. Tenant must submit seating plans or other arrangements of the room with the special event plan. The events known as the Fireman's Ball, Christmas Bazaar, Halloween Party, the Snow King Hill Climb and New Year's Eve Party are deemed approved, subject to review by the Police and Fire Marshall for conformance with their rules and regulations. Tenant shall use and allow the use of the Leased Premises only for the purposes not prohibited by the laws, regulations, covenants and ordinances of the United States, State of Wyoming, Teton County and the Town of Jackson.

     Tenant shall have the right, so long as Tenant has a valid license from the Town of Jackson, to sell alcoholic and/or malt beverages in specific locations from within and upon the Leased Premises in accordance with all conditions which apply to any license, and must adhere with all applicable laws of the State of Wyoming and ordinances of the Town of Jackson as they may exist from time to time.

     Tenant is authorized to sublease specific portions of the Ice Rink building to Snow King Resort, Inc., with specific authorization to sell alcoholic and/or malt beverages. Any such sublease shall require approval of the Landlord in writing and shall require that the sublessee have a valid liquor license and that all operations of the sublessee shall be strictly in accordance with all applicable rules, regulations, ordinances and statutes of the Town of Jackson and the State of Wyoming as they may exist from time to time.

     There will be the following restrictions associated with the dispensing of liquor:

     (a) The licensee will not be allowed to sell package liquor to the public for off premises consumption.

     (b) During standard operating functions, which would be ice skating, and operation as a ski shelter, the applicant will be allowed to sell beer and wine only.

     (c) Full liquor service be allowed at banquets, parties, conventions, or special events only.

     (d) The licensee will not operate as a bar or lounge at any time.

     (e) Applicant and Council agree to attach the above conditions on this lease for the reason that this facility will allow minors in both the ski shelter area and the ice rink area.

     Tenant acknowledges that the indoor ice skating rink facility is part of a winter sports complex, including a ski shelter facility. Tenant shall share the use of all common entry ways, hallways, walkways, parking areas and driveways on a square footage prorata basis with Snow King Resort, Inc., as tenant of the Ski Shelter facility. All costs of maintenance, utilities and other such expenses for common area or jointly used spaces shall be shared on a prorata square footage basis between Tenant hereunder and the tenants from time to time occupying the remainder of the winter sports complex.

     7. Acceptance of Leased Premises. Taking possession of the Leased Premises by Tenant shall be conclusive evidence as against the Tenant that such premises are in good and satisfactory condition when possession of same was taken. Tenant has inspected the Leased Premises and accepts the same in "as is" condition subject only to completion of construction and "punch list" items, if any.

     8. Subordinate to Mortgage. This Lease shall be and is hereby made subordinate to any mortgages or other security instruments which may now or hereafter encumber the Leased Premises, and to all renewals, modifications, consolidations, replacements and extensions thereof. This clause shall be self-operative and no further instrument of subordination need be required by any mortgagee or security holder. Tenant shall, at Landlord's request, promptly execute any appropriate estoppel certificate, subordination agreement or instrument that Landlord may reasonably request in this regard.

     9. Taxes and Assessments. Landlord shall pay all real estate taxes, real estate assessments, and any and all other governmental charges, assessments or taxes payable in respect to the Leased Premises or any part thereof during the term of this Lease. Tenant shall be liable for taxes levied against its personal property, trade fixtures and other property placed by Tenant in, on or about the Leased Premises.

     10. Utilities. Tenant shall pay for the use of all the water, sewage, electrical, gas, telephone, cable television, garbage and other utility services to or used by and in connection with the Leased Premises, which charges shall be reasonably apportioned between Tenant and Snow King Resort, Inc. as Tenant for the Ski Shelter Improvements depicted on Exhibit "B". Tenant shall establish and maintain all utilities accounts in its name.
     11. Repair and Maintenance. Tenant acknowledges that the Leased Premises are in good repair and working order. Tenant shall, at its sole expense, except for all Warranty work for new construction or equipment, which shall be assigned or accrue to the benefit of Tenant, maintain the interior and exterior of the Leased Premises (including, without limitation, all electrical, plumbing and mechanical systems) in as good order and repair as it was at the date of the commencement of this Lease, reasonable wear and tear excepted. Tenant shall not knowingly commit or willingly permit to be committed any act or thing contrary to the rules and regulations of any federal, state, municipal or quasi-governmental authority. If the Landlord determines, in its sole discretion, that the facility is not being properly maintained, it shall give notice to Tenant in writing to repair and/or maintain the premises.
The tenant shall have 48 hours in which to correct any minor deficiencies (small repairs or cleaning inadequacies) and thirty
(30) days for larger repairs. If the repairs and maintenance are not performed to Landlord's satisfaction within the required time period, Landlord may employ another person or entity to repair and/or maintain all or any part of the premises and the Tenant shall be responsible for the payment of all expenses and costs related to said repair and maintenance, which if not paid, shall be deemed a default pursuant to Section 20, below.

     Tenant shall permit Landlord, or its representatives, to inspect upon reasonable notice the Leased Premises and to make improvements to the Leased Premises as Landlord may now or hereafter deem to be necessary and/or appropriate for the Leased Premises. All such improvements shall be done, so far as practicable, to avoid interference with Tenant's occupancy and use of the Leased Premises, provided that Tenant shall not be entitled to compensation for unavoidable interference with its occupancy and use.

     11. Alterations. Landlord shall have the right at any time to enter the Leased Premises to make such additions, repairs or alterations as it may deem necessary or property for the safety, improvement or preservation of the Leased Premises.

     Tenant shall make no alterations in or additions to the Leased Premises without first obtaining the written consent of the Landlord, and all additions or improvements made by Tenant shall be deemed a part of the Leased Premises and permanent structure thereon and shall remain upon and be surrendered with the Leased Premises at the termination of this Lease by lapse of time or otherwise.

     13. Insurance. Landlord shall maintain fire and extended "all-risk" coverage insurance upon the Leased Premises, which shall include the Ski Shelter facility and the Ice Rink facility. Such insurance shall be maintained with an insurance company authorized to do business in Wyoming in an amount not less than Three Million Five Hundred Thousand Dollars ($3,500,000.00) during the term of the Lease for both premises.

     Tenant shall maintain at its expense fire and extended coverage insurance on all of its personal property, including trade fixtures and on all additions and improvements made by Tenant not required to be insured by Landlord.

     Tenant shall, at Tenant's expense, maintain a policy or policies of comprehensive general liability insurance with the premiums thereon fully paid on or before due date, issued by and binding upon an insurance company with a Best Rating Guide A plus Class 15 Rating, such insurance to afford minimum protection of not less than a single limit of One Million Dollars ($1,000,000.00) in respect to personal injury and/or death to one or more persons and for property damage. The insurance policy shall name Landlord as an additional insured and shall cover all risks incident to Tenant's use of the Leased Premises and business in connection therewith.

     Tenant shall furnish Landlord with certificates and copies of all insurance policies to be maintained by Tenant with evidence of payment of the premiums thereon. All such insurance policies shall contain a clause or endorsement to the effect that they may not be terminated or materially amended during the term of this Lease except after fifteen (15) days written notice thereof to Landlord.

     14. Assignment, Sublease and Mortgage by Tenant. Tenant shall not assign or create a security interest in, pledge or encumber this Lease or the Leased Premises, in whole or in part, or sublet the whole or permit the use of the whole or any part thereof by any sub-tenant, licensee or concessionaire, unless Tenant first obtains Landlord's written consent, which consent will not be unreasonably withheld. In the event of any such assignment, subletting, licensing or granting of a concession, Tenant shall never-the-less remain liable for the performance of all the terms, conditions and covenants of this Lease (including, without limitation, the covenant to pay rent).

     15. Required Subleases. Notwithstanding the provisions of paragraph 15 and in recognition of contributions made by the public and public entities towards the construction of the Winter Sports Complex contemplated by this Lease Agreement, Tenant shall be required as a condition of this Lease to offer subleases which have been approved in writing by Landlord as follows:

         (a) Jackson Youth Skating, Inc. Tenant shall make available to and offer to Jackson Youth Skating, Inc. (JYS) or its successor non-profit corporation or organization a sublease for the purpose of making available to the youth of the Town of Jackson and Teton County the ice skating facility contemplated to be a part of the winter sports complex which is the subject of this lease, including the following terms and conditions.

              i)
     The sublease shall require that for each year
                   of the sublease, Landlord will maintain high quality ice from October 22 through March 22 ("the Skating Season") whether or not Subtenant exercises its right as specified below with the dates being subject to adjustment on agreement between Landlord, Tenant and Subtenant.
              ii) During each Skating Season, JYS shall agree to pay not less than Twenty Thousand Dollars ($20,000.00) for ice time during that Skating Season and JYS shall have the priority right to use of the ice time during the periods from 4:00 p.m. to 8:00 p.m. on each weekday during the Skating Season and from 9:00 a.m. to 12:00 p.m. on each Saturday and Sunday during the Skating Season provided that on ninety (90) days notice to JYS, Tenant shall have the right during the Skating Season to eliminate the availability of ice time on four (4) weekend days specified in writing by Tenant provided that Tenant shall then grant to JYS the option of rescheduling its time on such weekend days to other weekend days of JYS's choice at times designated by JYS between 9:00 a.m. and 8:00 p.m.

              iii) JYS shall notify Tenant of the times it
                   elects to reserve for a season by the latter of 1) the proceeding October 1; and 2) twenty
                   (20) days after JYS's notification by Tenant in writing of the need for JYS to make its election, provided in turn that if JYS fails to make a timely designation, Tenant will notify JYS in writing of that failure and JYS shall then have another ten (10) days in which to make the designation.

              iv) Payments for ice time to be made by JYS shall be made at the end of each month for which ice time is reserved. All ice time reserved by JYS shall be paid for regardless of use unless alternate use is arranged in advance by JYS.

              v) The ice time rental payable by JYS shall not exceed eighty percent (80%) of the reasonable public rate established by Tenant, taking into consideration the scheduling and amount of ice time in question and the demand for comparable ice time in Jackson Hole. In the event Tenant and JYS fail to agree on the base rate or rates payable by JYS by the 15th day of July preceding the season in question, Landlord shall designate an arbitrator to make a binding decision with respect to the rate to be charged.

              vi) The provision with regard to rental for ice time may be amended at any time by agreement between Tenant and Subtenant for "current" or "next" season provided that Landlord shall be given notice in advance of the proposed amendment and shall have thirty (30) days from the date of receipt of notice in which to reject the proposed amendment.
              vii) All additional subleases for skating
                   facilities or uses shall require the granting to bona fide members of JYS of a twenty percent (20%) discount on such items as skate sharpening, skate rentals and purchases of skating-related items.

              viii)JYS shall have the right to sell or lease
                   advertising on the boards surrounding the hockey rink, the ice, the Zamboni and on the scoreboard/clock. The net proceeds from all such rental charges shall be used to pay rental for ice time. The Landlord and/or Tenant, in Landlord's discretion, may have its logos or other signs in locations through the complex without compensation to JYS.

              ix) The sublease may include such other terms and conditions as the parties specifically, including Landlord, shall mutually agree.

     Other than as stated above, Tenant shall not sublease any portion of the property, whether the interior or the exterior of the property, including the erection of temporary structures, without the written approval of the Landlord, which approval will not be unreasonably withheld. Any approved sublessee must have a valid liquor license prior to the sale of any alcoholic or malt beverage.

     16. Signs. Tenant shall have the right to erect and maintain signs in, on or about the Leased Premises, provided, that same shall comply with governing laws, regulations, covenants and ordinances of the United States, State of Wyoming, County of Teton and the Town of Jackson. All such signs must, however, be approved in advance in writing by the Landlord.

     17. Tenant's Covenants.  Tenant covenants that it shall:

         (a) During each skating season, Tenant shall provide skating to the public for one public session two week days per week between the hours of 8:00 p.m. and 10:00 p.m., with an option for a third night based upon demand determined by the Landlord. Tenant shall have the right at any time to increase public skating. During each skating season, Tenant shall provide at least three (3) hours skating to the public each Saturday and Sunday during the 1:00 p.m. to 10:00 p.m. time period each day except for the four weekend days as defined in Section 15(a)(ii). In addition to said four weekends, the public skating may be eliminated due to the Christmas bazaar weekend, the Halloween party weekend and the Firemen's Ball weekend. To accommodate the needs of the Landlord, the Tenant will add three additional week days or weekends to the skating season to accommodate for these three additional events. This requirement may be excused in the sole discretion of the Landlord. Tenant shall cause to be published a dependable schedule for public skating at the beginning of each skating season.

         (b) The Landlord has the authority to prohibit parking that interferes with safe and appropriate use of the Center and retains the right to sign and enforce parking regulations for public safety, access and appropriate use. The Tenant is required to direct and control all public parking to conform to the regulations and requirements of the Landlord.

         (c) Comply with all laws, orders, regulations, rules ordinances and covenants of any state or federal statute or local ordinance or regulation applicable to Tenant and/or its use of the Leased
              Premises.

         (d) Give to Landlord prompt written notice of any accident, fire or damage occurring on or to the Leased Premises.

         (e) Keep the Leased Premises sufficiently heated to prevent freezing of pipes, waterlines and fixtures.

         (f) Keep the Leased Premises orderly, clean, sanitary and free from objectionable odors and insects, vermin, pets, pests and nuisances.

         (g) Do all things reasonably possible to prevent filing of any mechanics' or other liens against the Leased Premises or any part thereof by reason of work, labor, services or materials furnished or claimed to have been furnished to Tenant, or anyone holding the Leased Premises or any part thereof, through or under Tenant. If any such lien shall be filed against the Leased Premises, Tenant shall either cause the same to be discharged of record within twenty (20) days after the date of the filing of same, or if the Tenant, in Tenant's discretion and in good faith, determines the lien should be contested, Tenant shall furnish such security as may be necessary or required to prevent any foreclosure against Tenant's or Landlord's interest in the Leased Premises. If Tenant shall fail to discharge such lien within such period, or fail to furnish adequate security, then in addition to any other right of remedy of Landlord, Landlord may but shall not be obligated to discharge the lien either by paying the amount claimed to be due or by procuring the discharge of such lien by obtaining security or in any other manner available to Landlord. Nothing herein contained shall imply any consent or agreement on the part of Landlord to subject Landlord's interest in the Leased Premises to liability under any mechanics' or other lien law.

         (h) Repay Landlord, as additional rent, on demand, all sums disbursed or deposited by Landlord pursuant to the provisions of this section, including Landlord's costs, expenses and reasonable attorneys' fees incurred by Landlord in connection therewith.

         (i) Permit no one other than employees, agents, servants and business invitees to remain in or loiter upon the Leased Premises.

         (j) Comply with all reasonable rules and regulations that may be established, from time to time, by Landlord. Tenant covenants that it shall not do or suffer to be done anything objectionable to the fire insurance companies, whereby the fire insurance or any other insurance now in force or hereafter to be placed on the Leased Premises or any part thereof shall become void or suspended, or be rated as a more hazardous risk than at the date when Tenant receives possession hereunder.
              In the event of breach of this covenant, in addition to all other remedies of Landlord, Tenant shall pay to Landlord as additional rent any increase in insurance premiums.

     18. Landlord's Covenants of Quiet Enjoyment. The Landlord covenants that the Tenant, upon paying the rentals and performing the covenants upon its part to be performed herein, shall peacefully and quietly have, hold and enjoy the Lease Premises during the term hereof.

     19. Damage or Destruction to Leased Premises. If the Leased Premises shall be damaged by fire, the elements, unavoidable accident or other casualty, without the fault or negligence of Tenant, or Tenant's servants, employees, agents, visitors, licensees, invitees or sub-tenants, and the Leased Premises are not thereby rendered untenantable in whole or in part, Landlord shall, at its expense, cause such damage to be repaired, and the rent shall not be abated. If, by reason of such occurrence, the Leased Premises shall be rendered untenantable only in part, Landlord shall promptly cause the damage to be repaired and the rent, during such period of repair, shall be abated proportionately to the portion of the Leased Premises rendered untenantable. If, by reason of such occurrence, the Leased Premises shall be rendered wholly untenantable, Landlord shall cause such damage to be repaired and the rent, during such period of repair, shall be abated in whole. There shall be no extension of the term of this Lease by reason of such abatement. Notwithstanding the foregoing provisions, if the Leased Premises shall be rendered wholly untenable by reason of such occurrence and the Leased Premises cannot be repaired within six (6) months from the date such damage occurs, Landlord and Tenant shall, at their option, have the right to declare the balance of the term of this Lease to be null and void.
     If any such damage or destruction occurring to the Leased Premises, whether partial or complete, shall occur as the result of the fault or any negligence of Tenant or Tenant's servants, employees, agents, business invitees, licensees or sub-tenants, there shall be no apportionment or abatement of rent during the term of this Lease.

     20. Default by Tenant. The Tenant agrees to observe and perform the conditions and covenants set forth in this Lease, and further agrees that if default be made in the payment of any rent and such payment default continues for ten (10) days following the due date for such payment, or if Tenant shall fail to observe or perform any of the other conditions or covenants and such other default shall continue for more than thirty (30) days after written notice of such default, then and in that event, and as often as the same may happen, it shall be lawful for Landlord, at its election, with or without previous notice, to terminate this Lease or to re-enter and repossess itself of the Leased Premises without termination, with or without legal proceeding, using such force as may be necessary, and to remove therefrom any personal property belonging to Tenant without prejudice to any claim for rent or for breach of the covenants hereof, or without being guilty of any manner of trespass or forcible entry and detainer. The foregoing described rights shall be non-exclusive and shall be in addition to any and all of the rights and remedies Landlord may have pursuant to governing law.

     21. Payment After Termination. No payments of money by Tenant to Landlord after the termination of this Lease, in any manner or after the giving of any notice by Landlord to Tenant shall reinstate, continue or extend the term of this Lease or affect any notice given to Tenant prior to the payment of such money.

     22. Abandonment of Leased Premises. If Tenant shall abandon or vacate the Leased Premises before the end of the term of this Lease, or if Landlord re-enters the Leased Premises without termination, the Landlord may, at its option and without notice to Tenant, enter the Leased Premises, and re-let the same, or any part thereof, as it may see fit, without thereby voiding or terminating this Lease, and, for the purpose of such re-letting, Landlord is authorized to make any repairs, changes, alterations or additions in or to the Leased Premises, as may, in the sole discretion of Landlord, be necessary or desirable for the purpose of such re-letting, and if a sufficient sum shall not be realized from such re-letting each month to equal the monthly rental under the provisions of this Lease, then Tenant agrees to pay such deficiency.

     23. Indemnification. Tenant shall indemnify Landlord and save it harmless from and against any and all claims, actions, damages, liability and expense in connection with loss of life, personal injury or damage to property occurring in or about, or arising out of or from the Leased Premises and adjacent sidewalks and loading areas, or the occupancy or use of the Leased Premises by Tenant or its sub-tenants, or occasioned wholly or in part by any act or omission of Tenant, its agents, licensees, business invitees, concessionaires, contractors, customers, employees or sub-tenants.

     In case Landlord shall be made a party to any litigation commenced by or against Tenant, its agents, licensees, business invitees, concessionaires, contractors, customers, employees or sub-tenants, Tenant shall protect and hold Landlord harmless and shall pay all costs, expenses and reasonable attorneys' fees incurred or paid by Landlord in connection with such litigation.

     24. Attorneys' Fees. In the event either party shall find it necessary to obtain the services of any attorney to enforce any of the covenants and conditions of this Lease, the prevailing party shall be entitled to reimbursement for all costs and expenses, including reasonable attorneys' fees, whether or not litigation is commenced.

     25. Trade Fixtures. Trade fixtures installed by Tenant in the Leased Premises shall remain the property of the Tenant and shall be removed at any time by it on or before the termination of this Lease by lapse of time or otherwise. Any damage caused to the Leased Premises that is the result of such removal shall be repaired by Tenant at its expense. Any such trade fixtures not removed at or prior to the termination shall become the property of Landlord. Lighting fixtures, whether or not installed by Tenant, shall not be removable at the expiration or earlier termination of this lease, and shall become the sole property of Landlord.

     26. Landlord's Access. Landlord and its agents, employees or other representatives may enter the Leased Premises at any reasonable time after reasonable notice for the purpose of (a) inspecting the Leased Premises to ascertain Tenant's compliance with the terms and conditions of this Lease, (b) in order to make repairs, additions or alterations as the Landlord deeds necessary,
(c) to post notices of non-responsibility under mechanics' lien law, (d) to exhibit the Leased Premises for sale, lease or mortgage financing, or (e) for any other reasonable purposes.

     27. Notices. Any notices required or permitted to be given or served by either party to the other shall be deemed to have been duly given or served there if in writing and forwarded by certified mail, postage prepaid, return receipt requested, to the respective addresses set forth below. Such notices shall be deemed given upon mailing of sale.

     Tenant:  Snow King Resort, Inc.
              P.O. Box SKI
              Jackson, Wyoming  83001

     Landlord:  Town of Jackson
                P.O. Box 1687
                Jackson, Wyoming  83001

     28. Amendment or Modification. Tenant acknowledges and agrees that it has not relied upon any statement, representation, agreement or warranty, except such as are expressly stated herein, and that no amendment or modification of this Lease shall be valid or binding unless expressed in writing and executed by the parties hereto in the same manner as the execution of this Lease.

     29. Memorandum of Lease. The parties may execute a short-form memorandum of this Lease in recordable form which may, at either parties' option, be placed of record in the Teton County real estate records.

     30. No Partnership. No partnership or joint venture is created by this Lease. The Landlord and Tenant shall be construed to be that relationship of landlord and tenant only.

     31. Miscellaneous.  Time is of the essence.

     No waiver of any breach of one or more of the conditions or covenants in this Lease by Landlord shall be deemed to imply or constitute a waiver of any succeeding or other breach hereunder.

     This Lease and its provisions shall be construed and enforced in accordance with and pursuant to governing Wyoming law.

     The headings used in this Lease are for convenience only and are not be used in its construction.

     Whenever used, the singular shall include the plural, the plural the singular and the use of any gender shall include all genders.

     If there is more than one person comprising the Tenant, the covenants, agreements, undertakings and obligations hereunder shall be the joint and several obligations of all such persons.

     This Lease may be executed in multiple counterparts, each of which shall be deemed to be an original.

     IN WITNESS WHEREOF, the parties hereto have executed this Lease to be effective as of the day and year first above written.

                                   LANDLORD:

                                   TOWN OF JACKSON, a Municipal
                                   Corporation


                                   By:  /s/ Jeff L. Crabtree,
                                        Mayor

ATTEST:


By:  /s/ Roxanne, Town Clerk

                                   TENANT:

                                   SNOW KING RESORT CENTER, INC.,
                                   a Wyoming Corporation


                                   By:  /s/ Manuel Lopez, President



ATTEST:


By:  /s/ Creed Law, Secretary
                                   SK LAND LIMITED LIABILITY CO.


                                   By:  /s/ Manuel Lopez,
                                        Managing Partner

ATTEST:

By:  /s/ Creed Law, Secretary

                                   SNOW KING RESORT, INC.


                                   By:  /s/ Manuel Lopez, President

ATTEST:

By:  /s/ Creed Law, Secretary