Form 10QSB
period 1996-06-30
WESTERN STANDARD CORP
filed 1996-09-09
CIK 106318

U.S. SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

                            FORM 10QSB


           [X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

             For Quarterly period ended June 30, 1996

       [ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                           EXCHANGE ACT

            For the transition period from           to

                    Commission File No. 0-3802

                   WESTERN STANDARD CORPORATION
                   ----------------------------
      (Exact Name of Registrant as Specified in its Charter)

WYOMING                                        83-0184378
- - -------                                        ----------
(State or other jurisdiction                 (IRS Employer
of incorporation or organization)          Identification No.)

205 SOUTH BROADWAY, RIVERTON, WY     82501
- - --------------------------------     -----
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
9,965,015 common $0.05 par at August 2, 1996.

PART 1, ITEM 1, 2 (1)(i)
                            FORM 10QSB

                   WESTERN STANDARD CORPORATION

                    Consolidated Balance Sheet

                             Unaudited

                           June 30, 1996

Current Assets:
     Cash                                         $    165,884.06
     Accounts Receivable                               427,798.74
     Allowance for Doubtful Accounts             (      15,018.85)
     Notes receivable                                   26,089.39
     Inventory - at cost                                75,214.32
                                                  ---------------
         Total Current Assets                     $    679,967.66
                                                  ---------------
Property & Equipment, Net of
     Accumulated Depreciation,
     Amortization and Depletion                   $  8,681,644.46
                                                  ---------------
Other Assets:
*    Accounts Receivable - Snow
       King Resort Center, Inc.                   $    827,785.72
     Prepaid expenses                                   87,137.87
     Prepaid loan fees                                 148,184.21
     Investment in SKRCI                                 6,720.00
     Leasehold Interest                                 38,282.77
     Restricted Cash Reserves                           13,283.81
     Other                                               1,164.86
                                                  ---------------
         Total Other Assets                       $  1,122,559.24
                                                  ---------------

TOTAL ASSETS                                      $ 10,484,171.36
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

                   WESTERN STANDARD CORPORATION

                    Consolidated Balance Sheet

                             Unaudited

                           June 30, 1996

Liabilities:
     Accounts Payable                             $    575,055.85
     Accounts Payable - Other                           87,954.35
     Portion of Long Term Debt
       payable within one year                         983,198.00
     Advance Deposit                                   536,387.74
     Accrued Expenses                                  402,274.68
                                                  ---------------
         Subtotal                                 $  2,584,870.62

     Long Term Debt                                  6,093,594.74
     Fee Payable - Officer                              90,000.00
                                                  ---------------
TOTAL LIABILITIES                                 $  8,768,465.36
                                                  ---------------
Minority Interest in Subsidiary
     2,150 shares of Class A stock
     in SKRI                                      $  2,393,316.36
                                                  ---------------
STOCKHOLDERS INVESTMENT:
     Common Stock, $0.05 par
       value, 10,000,000 shares
       authorized, 9,965,015
       issued and outstanding
       at June 30, 1996                           $    401,201.02
     Capital in Excess of Par
       Value                                         3,334,801.45
     Accumulated Deficit                         (   4,413,612.83)
                                                  ---------------
          Net Stockholders
            Investment                           ($    677,610.36)
                                                  ---------------

TOTAL LIABILITIES AND CAPITAL                     $ 10,484,171.36
                                                  ---------------
                                                  ---------------

PART 1, ITEM 1, 2 (1)(ii)
                            FORM 10QSB

                   WESTERN STANDARD CORPORATION
               Consolidated Statement of Operations

                             Unaudited

                    Profit and Loss Information

                                              For the Six (6) Months Ended
                                              Jun. 30, 1996     Jun. 30, 1995
                                              --------------    --------------
1.  Gross sales less discounts,
    returns and allowances     $ 3,955,052.09  $ 4,420,356.98
2.  Operating Revenues                    -0-        1,907.72
3.  Total of Captions 1 and 2    3,955,052.09    4,422,264.70
4.  Costs and Expenses
    (a)  Operating Expenses             3,871,072.06 4,292,653.29
    (b)  Interest Expense          325,455.85      301,867.19
    (c)  Depreciation              322,400.00      293,810.62
    Total Costs and Expenses     4,518,927.91    4,888,331.10
5.  Income (Loss) before taxes
    on income & extraordinary
    items                     (    563,875.82)(    466,066.40)
6.  Discontinued Operations               -0-             -0-
7.  Provisions for taxes on
    income                                -0-             -0-
8.  Income or (Loss)          (    563,875.82)(    466,066.40)
9.  Minority interest in
    profit (loss) of
    subsidiary                (    130,207.25)(    108,494.44)
10. Income (Loss) before
    extraordinary items       (    433,668.57)(    357,571.96)
11. Extraordinary items,
    income tax, benefit of
    net operating loss
    carryover                             -0-             -0-
12. Net Income (Loss)         (    433,668.57)(    357,571.96)
13. Earnings (Loss) per share:
    ($433,668.57) : 9,965,015
    issued and outstanding
    ($357,571.96) : 9,965,015
    issued and outstanding              (.043)          (.036)
14. Dividends per share                   -0-             -0-

The results for interim periods are not necessarily indicative of results to be expected for the year.

The information furnished for Western Standard Corporation reflects adjustments which are, in the opinion of management, necessary to a fair statement of the results for this interim period.

PART 1, ITEM 1, 2 (1)(iii)
                            FORM 10QSB

                   WESTERN STANDARD CORPORATION

               CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Unaudited

                                              For the Six (6) Months Ended
                                              Jun. 30, 1996     Jun. 30, 1995
                                              --------------    --------------
INCREASE (DECREASE) IN CASH:
  Cash flows from operating
  activities:
    Cash received from
      customers                $ 3,804,043.68  $ 4,369.487.50
    Cash paid to suppliers
      and employees           (  3,905,213.91)(  4,390,823.85)
    Interest paid             (    325,455.85)(    301,867.19)
      Net cash provided
        (used) by operations  ($   426,626.08)($   323,203.54)
  Cash flows from investing
  activities:
    Loans to officer          ($    16,027.38) $          -0-
    Capital expenditures      (    247,263.98)(    276,721.52)
    Collection of subscrip-
      tions for stock                     -0-      108,500.00
    Increase in restricted cash(     11,129.14)           -0-
    Loans to Snow King
      Center (reductions)          213,197.14             -0-
    Sale of condominium                   -0-      315,000.00
      Net cash provided (used) by
        investing activities  ($    61,223.36) $   146,778.48

  Cash flows from financing
  activities:
    New Loans                  $ 1,181,400.00  $   635,840.14
    Principal payments to
      banks                   (    647,170.53)(    554,855.48)
    Payment of loan fees      (     66,195.00)            -0-
      Net cash provided
        (used) by financing
        activities             $   468,034.47  $    80,984.66
Net increase (decrease) in
  cash                        ($    19,814.97)($    95,440.40)
Cash at beginning of year          185,699.03      184,708.17

Cash at end of quarter         $   165,884.06  $    89,267.77

RECONCILIATION OF NET INCOME
TO NET CASH USED BY OPERATING
ACTIVITIES:

Net income (loss)             ($   433,668.57)($   357,571.96)
Adjustments:
  Depreciation and
    amortization                   322,992.00      324,010.62
  Decrease (increase) in
    advance deposits                 3,509.82       79,577.71
  Change in Snow King
    Center receivable                     -0-        3,807.19
  Increase in accounts receivable(    151,008.41)(    135,484.23)
  Change in other assets                  -0- (         23.11)
  Decrease in prepaid expenses          78,162.87   94,267.80
  Decrease (increase) in
    inventories               (     19,947.66)(     26,432.20)
  Gain on condominium sold                -0- (     29,594.60)
  (Decrease) increase in
    accounts payable and
    accrued expenses          (     96,458.88)(    167,266.32)
  Allocation of Minority
    Interest in profit
    (loss) of subsidiary      (    130,207.25)(    108,494.44)
Net cash provided by
  operations                  ($   426,626.08)($   323,203.54)

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


     (ii)  Material Subsequent Events and Contingencies
           None

    (iii)  Significant Equity Investors

           Six investors own approximately 23.57% of Snow King
           Resort, Inc., a Western Standard Corporation sub-sidiary.

     (iv)  Significant Disposition and Purchase Business
           Combinations.

           None

      (v)  Material accounting changes

           None

PART I, Item 1, 2   (2)(iii)

                   Significant Equity Investors
                             Unaudited

                                                   January 1 to
                                                   Jun. 30, 1996
                                                  --------------
Sales                                             $ 3,933,965.73

Gross Income                                      $ 3,933,965.73

Net Income (Loss) from continuing operations     ($   552,427.86)

Less Minority Interest in profit or (loss) -
  23.57%                                         ($   130,207.25)

Net Income (Loss)                                ($   422,220.61)


The above figures are for Snow King Resort, Inc., a Western
Standard Corporation subsidiary.  The Registrant owns approximately
76.43 percent of the outstanding Snow King Resort, Inc. voting stock.
PART II

                            FORM 10QSB

                   WESTERN STANDARD CORPORATION

                         Other Information

1.  Legal Proceedings.
    At June 30, 1996, one lawsuit had been filed against Snow King Resort, Inc. and was pending.

    The filed lawsuit is being handled by our insurance company and they will handle future suits. Our insurance coverage would appear to be sufficient.

2.  Change in Securities
    None

3.  Defaults upon senior securities.
    None

4.  Submission of matters to a vote of security holders.
    None

5.  Other information.
    None

6.  Exhibits and reports on Form 8-K.
    (a)  Exhibit 27 - Financial Data Schedule
    (b)  Reports on Form 8-K
         Form 8-K of April 15, 1996 was accepted on June 18, 1996.

303(b) 2  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

   (a)  ANALYSIS OF FINANCIAL CONDITION:

        Heavy startup and operating costs at the Snow King Resort Center have created a heavy drain on Snow King Resort's cash flow. In addition, less revenue at the Center was received than expected. At times Snow King Resort has not had sufficient cash flow to pay its creditors in a timely manner. Principal and interest payments on loans are current.

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

   (c)  RESULTS OF OPERATIONS:

        Net loss for the first six months of 1996 amounted to $433,668, compared to a loss for the first six months of 1995 in the amount of $357,571.96.

        Profits and losses for the first six months of 1996 and 1995 came from:

        SOURCE                              1996         1995
                                         ---------     ---------
     Western Standard Corporation       ($  11,422)   ($   5,734)
     Snow King Resort, Inc.             (  422,221)   (  351,813)
     Western Recreation Corporation     (       25)   (       25)

                                        ($ 433,668)   ($ 357,572)

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

                                WESTERN STANDARD CORPORATION
                                ----------------------------

                                        (Registrant)



Dated:  __________________      /s/ Stanford E. Clark
                                ----------------------------
                                Stanford E. Clark, President
                                                   Treasurer