Form 10QSB
period 1996-09-30
WESTERN STANDARD CORP
filed 1996-11-05
CIK 106318

U.S. SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

                            FORM 10QSB


           [X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

           For Quarterly period ended September 30, 1996

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
9,965,015 common $0.05 par at October 30, 1996.

PART 1, ITEM 1, 2 (1)(i)
                            FORM 10QSB

                   WESTERN STANDARD CORPORATION

                    Consolidated Balance Sheet

                             Unaudited

                        September 30, 1996

Current Assets:
     Cash                                      ($      3,796.47)
     Accounts Receivable                             425,493.60
     Allowance for Doubtful Accounts           (      16,286.52)
     Notes receivable                                 26,611.44
     Inventory - at cost                              71,598.73
         Total Current Assets                   $    503,620.78

Property & Equipment, Net of
     Accumulated Depreciation,
     Amortization and Depletion                 $  8,567,346.69

Other Assets:
*    Accounts Receivable - Snow
       King Resort Center, Inc.                 $    794,999.72
     Prepaid expenses                                  5,382.35
     Prepaid loan fees                               126,179.21
     Investment in SKRCI                               6,720.00
     Leasehold Interest                               37,928.77
     Restricted Cash Reserves                         57,410.05
     Other                                             1,164.86
         Total Other Assets                     $  1,029,784.96

TOTAL ASSETS                                    $ 10,100,752.43

The Registrant also owns 12,000 shares of Class B Common stock in Snow King Resort, Inc. at Zero Basis.

*  This account receivable is from a new business, approximately
49% owned by Western Standard Corporation and operated by its subsidiary Snow King Resort, Inc. This is not a short term receivable.


PART 1, ITEM 1, 2 (1)(i)
                            FORM 10QSB

                   WESTERN STANDARD CORPORATION

                    Consolidated Balance Sheet

                             Unaudited

                        September 30, 1996

Liabilities:
     Accounts Payable                           $    388,131.14
     Accounts Payable - Other                         87,426.71
     Portion of Long Term Debt
       payable within one year                       249,386.00
     Advance Deposit                                 173,698.44
     Accrued Expenses                                389,807.75
         Subtotal                               $  1,288,450.04

     Long Term Debt                                6,044,048.09
     Fee Payable - Officer                            90,000.00

TOTAL LIABILITIES                               $  7,422,498.13

Minority Interest in Subsidiary
     2,150 shares of Class A stock
     in SKRI                                    $  2,621,232.34

STOCKHOLDERS INVESTMENT:
     Common Stock, $0.05 par
       value, 10,000,000 shares
       authorized, 9,965,015
       issued and outstanding
       at September 30, 1996                    $    401,201.02
     Capital in Excess of Par
       Value                                       3,334,801.45
     Accumulated Deficit                       (   3,678,980.51)
          Net Stockholders
            Investment                          $     57,021.96

TOTAL LIABILITIES AND CAPITAL                   $ 10,100,752.43

PART 1, ITEM 1, 2 (1)(ii)
                            FORM 10QSB

                   WESTERN STANDARD CORPORATION
               Consolidated Statement of Operations

                             Unaudited

                    Profit and Loss Information


                                              For the Nine (9) Months Ended
                                              Sep. 30, 1996  Sep. 30, 1995
                                              -------------- --------------
1.  Gross sales less discounts,
    returns and allowances      $ 7,614,052.37 $ 8,212,077.71
2.  Operating Revenues                     -0-       2,828.69
3.  Total of Captions 1 and 2     7,614,052.37   8,214,906.40
4.  Costs and Expenses
    (a)  Operating Expenses             6,227,998.516,754,620.14
    (b)  Interest Expense           501,781.38     470,115.64
    (c)  Depreciation               485,600.00     445,115.93
    Total Costs and Expenses      7,215,379.89   7,669,851.71
5.  Income (Loss) before taxes
    on income & extraordinary
    items                           398,672.48     545,054.69
6.  Discontinued Operations                -0-            -0-
7.  Provisions for taxes on
    income                          135,548.00     185,319.00
8.  Income or (Loss)                263,124.48     359,735.69
9.  Minority interest in
    profit (loss) of
    subsidiary                       97,708.74     130,533.94
10. Income (Loss) before
    extraordinary items             165,415.74     229,201.75
11. Extraordinary items,
    income tax, benefit of
    net operating loss
    carryover                       135,548.00     185,319.00
12. Net Income (Loss)               300,963.74     414,520.75
13. Earnings (Loss) per share:
    $300,963.74 : 9,965,015
    issued and outstanding                 .03
    ($414,520.75) : 9,965,015
    issued and outstanding                               .042
14. Dividends per share                    -0-            -0-

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

PART 1, ITEM 1, 2 (1)(iii)
                            FORM 10QSB

                   WESTERN STANDARD CORPORATION

               CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Unaudited

                                              For the Nine (9) Months Ended
                                              Sep. 30, 1996     Sep. 30, 1995
                                              --------------    --------------

INCREASE (DECREASE) IN CASH:
  Cash flows from operating
  activities:

    Cash received from
      customers                $ 7,466,616.77  $ 7,945.009.46
    Cash paid to suppliers
      and employees           (  6,717,018.83)(  7,604,887.97)
    Interest paid             (    501,781.38)(    470,115.64)
      Net cash provided
        (used) by operations   $   247,816.56 ($   129,994.15)
  Cash flows from investing
  activities:
    Loans to officer          ($    16,549.43) $          -0-
    Capital expenditures      (    296,166.21)(    388,372.83)
    Increase in restricted
      cash reserve            (     55,255.38)            -0-
    Stock issued for cash                 -0-      130,200.00
    Reduction in Snow King
      Center receivable            245,983.14             -0-
    Sale of condominium                   -0-      315,000.00
      Net cash provided (used)
        by investing
        activities            ($   121,987.88) $    56,827.17

  Cash flows from financing
  activities:
    Borrowings from banks      $ 1,181,400.00  $   636,963.68
    Principal payments to
      banks                   (  1,430,529.18)(    680,946.88)
    Payment of loan fees      (     66,195.00)            -0-
      Net cash provided
        (used) by financing
        activities            ($   315,324.18)($    43,983.20)
Net increase (decrease) in
  cash                        ($   189,495.50)($   117,150.18)
Cash at beginning of year          185,699.03      184,708.17

Cash at end of quarter        ($     3,796.47) $    67,557.99

RECONCILIATION OF NET INCOME
TO NET CASH USED BY OPERATING
ACTIVITIES:

Net income (loss)              $   300,963.74  $   414,520.74
Adjustments:
  Depreciation and
    amortization                   508,551.00      492,565.93
  (Decrease) increase in
    advance deposits          (    359,179.48)(    268,878.08)
  Increase (decrease) in
    accrued expense                 60,023.84 (      8,994.62)
  Decrease (increase) in
    accounts receivable       (    147,435.60)(    244,109.53)
  Change in other assets                  -0-        3,807.19
  Gain on condominium sold                -0- (     29,594.60)
  Decrease in prepaid expenses     159,918.39      176,135.05
  Decrease (increase) in
    inventories                (     16,332.07)(     58,438.11)
  (Decrease) in accounts
    payable                   (    356,402.00)(    737,506.12)
  Allocation of minority
    interest in profit of
    subsidiary                      97,708.74      130,533.95
  Change in restricted cash               -0- (         35.95)

Net cash provided by
  operations                   $   247,816.56 ($   129,994.15)

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

     (ii)  Material Subsequent Events and Contingencies
           None

    (iii)  Significant Equity Investors

           Six investors own approximately 23.57% of Snow King
           Resort, Inc., a Western Standard Corporation sub-sidiary.

     (iv)  Significant Disposition and Purchase Business
           Combinations.

           None

      (v)  Material accounting changes

           None

PART I, Item 1, 2   (2)(iii)

                   Significant Equity Investors
                             Unaudited

                                                   January 1 to
                                                   Sep. 30, 1996
                                                  --------------

Sales                                             $ 7,581,981.34

Gross Income                                      $ 7,581,981.34

Net Income (Loss) from continuing operations      $   414,547.05

Less Minority Interest in profit or (loss) -
  23.57%                                          $    97,708.74

Net Income (Loss)                                 $   316,838.31

The above figures are for Snow King Resort, Inc., a Western
Standard Corporation subsidiary.  The Registrant owns approximately
76.43 percent of the outstanding Snow King Resort, Inc. voting stock.

PART II

                            FORM 10QSB

                   WESTERN STANDARD CORPORATION

                         Other Information

1.  Legal Proceedings.
    At September 30, 1996, two lawsuits had been filed against Snow King Resort, Inc. and were pending.

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

303(b) 2  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

   (a)  ANALYSIS OF FINANCIAL CONDITION:

        Heavy startup and operating costs at the Snow King Resort Center have created a heavy drain on Snow King Resort's cash flow. In addition, less revenue at the Center was received than expected. At times Snow King Resort has not had sufficient cash flow to pay its creditors in a timely manner. However, a considerable amount of payables and debt were paid in the third quarter of 1996. Principal and interest payments on loans are current.

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

   (c)  RESULTS OF OPERATIONS:

        Net gain for the first nine months of 1996 amounted to $398,672.48, compared to a gain for the first nine months of 1995 in the amount of $545,055.00.

        Profits and losses for the first nine months of 1996 and 1995 came from:

        SOURCE                              1996         1995
                                         ---------     ---------
     Western Standard Corporation       ($  15,849)   ($   8,734)
     Snow King Resort, Inc.                414,547       553,814
     Western Recreation Corporation     (       25)   (       25)

                                         $ 398,673     $ 545,055

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

                                WESTERN STANDARD CORPORATION
                                ----------------------------

                                        (Registrant)



Dated:  October 31, 1996        /s/ Stanford E. Clark
                                ----------------------------
                                Stanford E. Clark, President
                                                   Treasurer