Form 10KSB
period 1996-12-31
WESTERN STANDARD CORP
filed 1997-04-02
CIK 106318

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                            FORM 10KSB

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
            For the fiscal year ended December 31, 1996
                                or
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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


                        Yes   X    No

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB or any amendment to this Form 10KSB. [X]

Issuer's revenues for the fiscal year ended December 31, 1996 were $8,587,856.

As of March 15, 1997, there were 9,965,015 shares of the registrant's common stock outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant was $185,816, based upon the average of the bid and asked prices of the common stock on March 15, 1997.

DOCUMENTS INCORPORATED BY REFERENCE:

   Page 1 of  53  pages.  The exhibit index begins on page  46 .

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

     SKRI

     SKRI is a Wyoming corporation formed on December 28, 1990, by WSC to serve as a vehicle to accomplish a Restructuring fully explained in prior Forms 10-K and 10-KSB. The officers and directors of SKRI are as follows:

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

     (b) Mr. Clark is also President and a Director of Western
Standard Corporation.

     (c) Mr. Peck is also a Director of Western Standard
Corporation.

The principal executive offices of SKRI are located at 400 East
Snow King Avenue, Jackson Hole, Wyoming, 83001, telephone number
(307) 733-5200.

     The beginning capital structure of SKRI is as follows:

     Common Stock. The articles of incorporation of SKRI authorize two classes of common stock, Class A Common Stock and Class B Common Stock. The preferences, limitations and relative rights of both classes of common stock are equivalent in all respects, with the exception of voting rights with respect to the election of directors. The holders of Class A Common Stock are entitled to elect three directors of SKRI while the holders of Class B Common Stock are entitled to elect four directors. There are currently 12,000 shares of Class B Common Stock, outstanding, all of which are owned by WSC. Initially, there were 2,150 shares of Class A Common Stock outstanding, all of which is owned by the investors who purchased shares in the Offering. (See page 4 for additional sale of shares.)

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

     Additional Sales of Stock. SKRI sold, in a private offering, 800 shares of Class A Common Stock of SKRI for $140 per share ($112,000 in the aggregate), and $2,072,000 face amount of Debentures for 100% of the face amount. The total amount of funds raised in the private offering, before expenses of the offering, was $2,184,000. Manuel B. Lopez and his wife, Deborah, purchased 10% of the securities sold in the Offering. Margaret Peck, the largest shareholder of WSC (26.8%), also purchased 10% of the securities sold in the Offering.

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

     As a result of the Restructuring, SKRI now owns all of the assets comprising the Ski Area and the Hotel. WSC now owns approximately 76.43% of the outstanding voting stock of SKRI. SKRI intends to operate the Complex in the same manner as they have been operated over the last several years.

     Each shareholder in Snow King Center, Inc. has signed an option to exchange all of his shares for Snow King Resort, Inc.
shares at the basis of ten Center shares for one Resort share. If all of these options are exercised, 98 shares of Snow King
Resort,Inc. Class A stock will be issued.

     As part of the Restructuring, SKRI entered into a new operating agreement with SKRMI pursuant to which SKRMI manages the Snow King Complex. The operating agreement provides for the payment to SKRMI of a management fee equal to 2% of the gross revenues of the Hotel. Payment of principal and interest on the Debentures is subordinated to payment of the management fee. Payment of the management fee is subordinated to the payment of principal and interest on the Orix Loan.

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

     Oil and gas exploration and production is a highly competitive business. If WSC were to engage in active oil and gas operations, it would compete with a number of other companies, including major oil companies and other independent operators, virtually all having more experience and greater financial resources. WSC does not hold a significant competitive position in the oil and gas industry. WSC's oil and gas interests are operated by others.

     Likewise, WSC's recreational land activities are faced with keen competition from much larger more financially capable companies. WSC's competitive position in this area of activity is insignificant.

Oil and Gas Customers

     WSC believes there is a ready market for its share of oil and gas produced by operators of properties in which it has an interest. However, WSC has no control over worldwide factors affecting supply and demand for oil and gas which influence oil and gas prices. Eighty-Eight Oil Company purchased approximately all of WSC's share of oil production during 1996. GPM Gas Corporation and KN Energy purchased the gas.

Patents, Licenses, Franchises and Concessions

     SKRI owns a Resort liquor license which is subject to renewal each year. It has been renewed through 1997.

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

Number of Persons Employed

     During 1996, WSC, including its subsidiaries, because of the seasonality of its business, had between 169 and 257 employees, including its officers.

Seasonality

     The activities of the Hotel and the Ski Area are seasonal in nature and are highly dependent on the number of tourists visiting the area and the number of conventions and tour groups booked. Tourism reaches peaks from May through September and, for skiing, from December through March.

Financial Information About Industry Segments

     WSC includes in its financial reporting two segments, an oil and gas segment and a Snow King Hotel segment. The financial information relating to segments may be found in the Consolidated Financial Statements included in this Annual Report on 10KSB as
Item 7.

Item 2.  Description of Property.

                    RECREATION AREA PROPERTIES

Teton County, Wyoming

     The assets and the properties herein referred to as the Hotel and the Ski Area consist of the following:

     (1) 8.29 acres on which the 204 room hotel with a convention center and related facilities are located.

     (2) 43.5 acres and Town of Jackson leases on 27.2 contiguous acres. A lease on the ski shelter and part of the 27.2 acres expires May 31, 2023. The lease on the balance (the larger portion, including the Ice Rink) of the 27.2 acres also expires May 31, 2023. During 1992, the Town and SKRI agreed to demolish the ski shelter and replace it with a larger structure having both a ski shelter and a skating rink. These structures have been completed and are in use. The skating rink is leased by a new entity; see Item 12. "Certain Relationships and Related Transactions."

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

                MINERAL AND OIL AND GAS PROPERTIES

     The following is a brief description of the mineral and oil and gas properties in which WSC held an interest as of December 31, 1996:

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




Non-Producing Oil and Gas Interests

Leases
on Which             Approxi-
Royalties are          mate      WSC's      County       Date Leases
Held                 Acreage    Interest   and State       Expire

Treasure Unit           320       2.0%*   Sweetwater       Held by
Lease w-28853                               Wyoming       production
                                                           in Unit

Daly Lease,             400      12.5%**   Campbell        Held by
Kitty Field                                 Wyoming       production
                                                           in Unit
*     Overriding royalty interest.
**    Working interest.

Producing Oil and Gas Properties

     WSC is not the operator of any of the oil and gas properties described below from which it received income during 1996. WSC does not know of any planned exploration in 1997 on any of the oil and gas properties operated by others in which it has interest. WSC does not plan active exploration of any of its oil and gas properties during 1997.

     To the best of WSC's knowledge, the underlying leases are in good standing. Reference is made to page 40, Note 14 included with the Consolidated Financial Statements for detailed information concerning WSC's oil and gas operations for its three fiscal years ended December 31, 1996.

     As a result of WSC's difficult financial position stemming from its working capital deficit, operating losses and lack of liquidity, and the fact that WSC holds small non-operating interests in its oil and gas properties, it has not engaged an independent petroleum engineering firm to render a report on its oil and gas reserves. Further, WSC has no staff or expertise enabling it to internally estimate its oil and gas reserves. The financial statement carrying value of the properties is nominal and it has recovered its entire investment. WSC has not engaged in active oil and gas operations during the past three years and does not expect to do so during 1997. The Consolidated Financial Statements do, however, contain a considerable amount of information concerning WSC's oil and gas segment and the results of its operations during the past three years. The following further describes WSC's oil and gas properties:

Kaye Field

     WSC owns a 20.348% working interest (15.26% net revenue interest) in two producing wells located on 308 gross (62.67) net acres in Section 5, T36N, R67W, Converse County, Wyoming.

     WSC's entire interest in wells #22-5 and #24-5 in the Kaye Field was sold in January, 1997 for $70,000 cash to Ensign Oil & Gas, Inc. to avoid the expense of an attempt to water flood the field and to avoid the loss of income from the wells while production was stopped during the water flood attempt. WSC would have been unable to contribute its share of the water flood expense.

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

Item 3.  Legal Proceedings.

     All law suits have been settled by our insurance carrier.
Neither WSC nor SKRI is a party to any lawsuit or legal proceeding, and none are contemplated or threatened against them.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1996.

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

                                                       Bid Prices
                                                 Low           High
     1996
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

     As of December 31, 1996, there were approximately 3,549 holders of record of WSC's common stock.

     WSC has not paid any dividends on its common stock and does not expect to do so in the foreseeable future.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

     Management recommends that the discussion below be read in conjunction with the Financial Statements and Notes thereto included in this Annual Report on Form 10KSB as Item 7.

Liquidity and Capital Resources

     As explained in Item 1 of this Annual Report on Form 10KSB, Western Standard Corporation completed a restructuring of its interests in the entire Snow King Complex in Jackson Hole, Wyoming, in March, 1992. This has placed all of the assets of Snow King, Incorporated and Snow King Partnership in a new company, Snow King Resort, Inc.

     Approximately eighty acres of land near Ocean Lake, west of Riverton, Wyoming, are rented for agricultural purposes until they can be sold or put to another use. Approximately forty acres additional are below the high water line.

     It is believed that oil and gas revenues, rent, a small amount of interest and cash reserves, will make it possible for Western
Standard Corporation to meet its expenses in 1997.

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

     On April 15, 1996, SKRI refinanced its loan with ORIX USA at a fixed interest rate of 10 1/8% for five years. Part of the proceeds were used to pay other debt. The amount of the new loan was $6,150,000. A copy of the loan documents (the third modification to the loan agreement) was submitted with Form 8-K dated April 15, 1996, and is incorporated herein by reference.

     Revenues from the operations of Snow King Resort, Inc., a $600,000 line of credit from a Jackson, Wyoming bank, and limited additional borrowings are expected to be sufficient to allow Snow King Resort, Inc. to meet its principal, interest and other operating expenses during 1996.

Results of Operations

     1996 vs. 1995

     Overall - 1996 ended with a net loss of $281,812 compared to a net loss of $143,424 in 1995.

     Major items contributing to the 1996 loss were:

     1. Operating income of the Oil and Gas Segment increased from $24,917 in 1995 to $25,150 in 1996.

     2. Operating income of the Snow King Resort segment decreased from $504,250 in 1995 to $351,654 in 1996. Revenues increased from $8,518,936 in 1995 to $8,529,989 in 1996. Operating expenses increased from $8,014,686 in 1995 to $8,178,335 in 1996, caused mainly from various operating costs.

     3. Other revenue decreased from $21,096 in 1995 to $4,945 in 1996. This decrease was from a decreased gain on sale of assets.


     Oil and Gas Segment

     Please refer to Item 1. above.

     Snow King Resort Segment

     Room revenues decreased from $4,153,055 in 1995 to $3,934,957 in 1996. The average room rate increased from $89.87 in 1995 to $91.13 in 1996.

     Food and beverage revenues decreased from $1,876,746 in 1995 to $1,841,682 in 1996. This decrease was mainly due to less people eating and drinking in the Hotel.

     Alpine Slide revenues increased from $401,898 in 1995 to $460,267 in 1996. This increase is attributed to more people riding the slide and an increase in price.

     Revenues from skiing increased from $562,591 in 1995 to $716,641 in 1996.

     Rental of condominiums owned by others provided revenues of $1,287,211 in 1995 compared to $1,388,913 in 1996. More people desired to stay in condominiums in 1996.

     Telephone revenue decreased from $84,694 in 1995 to $83,893 in 1996.

     Administrative expenses decreased from $589,596 in 1995 to $586,822 in 1996.

     Marketing expenses decreased from $398,149 in 1995 to $378,601 in 1996. Personnel and advertising costs decreased while operating expenses increased.

     Maintenance costs decreased from $344,688 in 1995 to $330,426 in 1996.

     Room expenses increased from $1,343,372 in 1995 to $1,372,627 in 1996. Linens, data processing, agency commissions, courtesy car desk supplies and cable television increased. Fewer rooms were rented in 1996 than in 1995.

     Energy costs decreased from $319,342 in 1995 to $310,549 in 1996.

     Property taxes and insurance increased from $161,329 in 1995 to $171,914 in 1996.

     Interest payments increased from $689,403 in 1995 to $710,624 in 1996.

     Management fees based on gross revenues decreased from $182,200 in 1995 to $181,779 in 1996.

     Condominium expenses decreased from $1,366,016 in 1995 to $1,213,665 in 1996.

     Depreciation increased from $615,981 in 1995 to $750,276 in 1996.

     Amortized loan fees in 1995 were $69,250 and $101,476 in 1996.

     Provision for bad debts increased from $3,931 in 1995 to $5,790 in 1996.

     1995 vs. 1994

     Overall - 1994 ended with a net loss of $43,266 compared to a net loss of $143,424 in 1995.

     Major items contributing to the 1995 loss were:

     1.  Increased depreciation and amortization in 1995.

     Oil and Gas Segment

     Please refer to Item 1. above.

     Snow King Resort Segment

     Room revenues increased from $4,048,224 in 1994 to $4,192,787 in 1995. This increase was due to an increase in the average room rate from $86.14 in 1994 to $89.87 in 1995.

     Food and beverage revenues increased from $1,868,886 in 1994 to $1,876,746 in 1995. This increase was mainly due to more banquets, and more people eating and drinking in the Hotel.

     Alpine Slide revenues increased from $380,651 in 1994 to $401,898 in 1995. This increase is attributed to more people riding the slide and an increase in price.

     Revenues from skiing increased from $495,520 in 1994 to $562,591 in 1995. More people skiing and taking part in scheduled snow activities, along with more snow making and night lights, accounted for the increase. Costs of operating the ski area increased from $576,340 in 1994 to $745,255 in 1995.

     Rental of condominiums owned by others provided revenues of $1,287,211 in 1995 compared to $1,174,208 in 1994. More people desired to stay in condominiums in 1995.

     Administrative expenses increased from $528,901 in 1994 to $586,581 in 1995. Labor costs, credit card discounts, postage, audit fees, and miscellaneous items all had substantial increases.

     Marketing expenses decreased from $426,950 in 1994 to $398,802 in 1995. Personnel costs increased while operating expenses decreased.

     Maintenance costs decreased from $356,830 in 1994 to $344,688 in 1995.

     Room expenses increased from $1,240,237 in 1994 to $1,343,373 in 1995. Labor costs, guest supplies, linens, uniforms, and desk supplies increased. 784 more rooms were rented in 1995 than in 1994. Average daily rate in 1994 was $86.14 and $89.87 in 1995.

     Energy costs decreased from $355,682 in 1994 to $319,342 in 1995.

     Property taxes increased from $85,381 in 1994 to $85,749 in 1995.

     Interest payments increased from $569,052 in 1994 to $702,805 in 1995.

     Management fees based on gross revenues increased from $163,314 in 1994 to $182,200 in 1995.

     Condominium expenses increased from $960,264 in 1994 to $1,366,016 in 1995. More condominiums were rented in 1994.

     Depreciation and amortization increased from $509,100 in 1994 to $665,250 in 1995.

     Amortized loan fees in 1994 were $61,300 and $69,250 in 1995.

     Town lease expense increased from $159,412 in 1994 to $209,328 in 1995.

     Net profit from game machines, guest laundry, etc. decreased from $130,750 in 1994 to $106,892 in 1995.

     Provision for bad debts decreased from $8,065 in 1994 to $3,931 in 1995.

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

Supplemental Schedules:
     Schedule of Property, Equipment and Intangible
       Assets (1996) - Schedule A                           F-8
     Schedule of Accumulated Depreciation, Depletion
       and Amortization (1996) - Schedule A-1               F-9
     Schedule of Property, Equipment and Intangible
       Assets (1995) - Schedule B                           F-10
     Schedule of Accumulated Depreciation, Depletion
       and Amortization (1995) - Schedule B-1               F-11
     Schedule of Property, Equipment and Intangible
       Assets (1994) - Schedule C                           F-12
     Schedule of Accumulated Depreciation, Depletion
       and Amortization (1994) - Schedule C-1               F-13

Notes to Consolidated Financial Statements          F-14 to F-27

                   CLIFFORD H. MOORE AND COMPANY
                   Certified Public Accountants
                        205 South Broadway
                     Riverton, Wyoming  82501
                          1-307-856-9214




                   INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
and Stockholders of
Western Standard Corporation


     We have audited the accompanying consolidated balance sheets of Western Standard Corporation and Subsidiaries as of December 31,
1996 and 1995, and the related consolidated statements of shareholders' equity, operations, cash flows, and related summary schedules of oil and gas, and Snow King Hotel segments for the years ended December 31, 1996, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     The Company has not presented oil and gas reserve quantities and changes in those reserve quantities that the Financial
Accounting Standards Board (FASB) has determined in FASB Statement
Number 19 (Financial Accounting and Reporting by Oil and Gas
Producing Companies) is necessary to supplement, although not required to be part of, the basic financial statements. The
Company has also not presented certain information required by Regulation S-X (210. 4-10) of the Securities and Exchange
Commission regarding certain disclosures for oil and gas producing activities.
                                F-1
Western Standard Corporation
Page 2

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Western Standard Corporation and Subsidiaries as of December 31,
1996 and 1995, and the results of their operations and cash flows for the years ended December 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.

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






/s/ Clifford H. Moore and Company, CPAs
March 12, 1997
Riverton, Wyoming


























                                F-2
           WESTERN STANDARD CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
                    DECEMBER 31, 1996 AND 1995

                              ASSETS
                                           1996          1995
CURRENT ASSETS:
  Cash                                 $    159,922  $    185,699
  Accounts receivable (net of
    allowance for doubtful accounts
    of $11,618 in 1996; $8,233 in
    1995)                                   196,057       261,771

  Inventories                                41,610        55,267
  Prepaid expenses                          182,849       165,301
      Total current assets             $    580,438  $    668,038
PROPERTY AND EQUIPMENT:
  At cost net of accumulated
    depreciation of $3,377,316 and
    $2,767,955 in 1996 and 1995,
    respectively (Schedules A and B)   $  8,485,711  $  8,756,780
OTHER ASSETS:
  Restricted cash (Note 4)             $     20,580  $      2,155
  Account receivable - Snow King
    Resort Center, Inc. (Note 8)          1,035,118     1,040,983
  Leasehold interest (Note 9)                37,457        38,875
  Other receivables - officer (Note 8)       10,732        10,062
  Other (Note 3)                            100,444        89,874
      Total other assets               $  1,204,331  $  1,181,949
TOTAL ASSETS                           $ 10,270,480  $ 10,606,767
          LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Accounts payable                     $    498,465  $    831,960
  Accrued expenses                          371,200       329,784
  Advance deposits                          488,705       532,878
  Current maturity of debt (Note 4)         945,373     1,517,427
      Total current liabilities        $  2,303,743  $  3,212,049
LONG-TERM LIABILITIES:
  Long-term debt (Note 4)              $  5,961,031  $  5,025,137
  Fee payable - officer (Note 8)             90,000        90,000
      Total long-term liabilities      $  6,051,031  $  5,115,137
MINORITY INTEREST IN SUBSIDIARY        $  2,441,460  $  2,523,523
SHAREHOLDERS' EQUITY (DEFICIT):
  Common stock, $.05 par value,
    10,000,000 shares authorized,
    9,965,015 and 9,965,015 shares
    issued and outstanding at
    December 31, 1996 and 1995,
    respectively                       $    401,201   $   401,201
  Capital in excess of par value          3,334,801     3,334,801
  Accumulated deficit                (   4,261,756) (  3,979,944)
      Total shareholders' (deficit)  (     525,754) ($   243,942)

TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY (DEFICIT)                     $ 10,270,480  $ 10,606,767

          The accompanying notes to financial statements
             are an integral part of these statements.
                                F-3
           WESTERN STANDARD CORPORATION AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

       FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                           Total
               Shares   Capital  Capital in                share-
                out-     stock   excess of  Accumulated   holders
             standing   common   par value    deficit     equity

BALANCE,
  12/31/93  9,965,015 $401,201 $3,334,801 ($ 3,793,254)($  57,252)
1994 net
  loss            -0-      -0-        -0- (     43,266)(   43,266)
BALANCE,
  12/31/94  9,965,015 $401,201 $3,334,801 ($ 3,836,520)($ 100,518)
1995 net
  loss            -0-      -0-        -0- (    143,424)(  143,424)
BALANCE,
  12/31/95  9,965,015 $401,201 $3,334,801 ($ 3,979,944)($ 243,942)
1996 net
  loss            -0-      -0-        -0- (    281,812)(  281,812)

BALANCE,
  12/31/96  9,965,015 $401,201 $3,334,801 ($ 4,261,756)($ 525,754)



























          The accompanying notes to financial statements are an integral part of these statements.

                                F-4
           WESTERN STANDARD CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS

       FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                  1996        1995        1994

REVENUES:
  Snow King Resort             $8,529,989  $8,518,936  $7,910,708
  Oil and gas interest
    (Note 9)                       52,922      50,090      49,411
  Rentals                             590         500         500
  Interest                          4,316       4,307       2,699
  Other                                39         -0-         644
  Gain on assets sold                 -0-      16,289      37,405
      Total revenues           $8,587,856  $8,590,122  $8,001,367

EXPENSES:
  Snow King Resort operating   $7,460,897  $7,324,106  $6,809,678
  Oil and gas interests            27,772      25,173      26,566
  Amortization                     99,537      70,668      63,545
  Depreciation                    612,156     616,402     511,344
  Provision for doubtful
    accounts                        5,790       3,931       8,065
  Other                            45,650      43,736      45,489
  Interest                        699,929     689,403     599,056
      Total expenses           $8,951,731  $8,773,419  $8,063,743

NET LOSS BEFORE PROVISION
  FOR INCOME TAX             ($  363,875)($  183,297)($   62,376)
Provision for income tax             -0-         -0-         -0-
NET INCOME (LOSS)            ($  363,875)($  183,297)($   62,376)
Minority interest in
  loss of subsidiary              82,063      39,873      19,110

NET INCOME (LOSS)            ($  281,812)($  143,424)($   43,266)

INCOME (LOSS) PER COMMON SHARE
  (Computed on the weighted
  average number of shares
  outstanding for the year)  ($    .0283)($    .0144)($    .0043)

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING            9,965,015   9,965,015   9,965,015








          The accompanying notes to financial statements are an integral part of these statements.

                                F-5
           WESTERN STANDARD CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS

       FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                               1996         1995         1994
INCREASE (DECREASE) IN CASH:
Cash flows from operating
activities:
  Cash received from
    customers               $ 8,650,264  $ 8,529,701  $ 7,943,889
  Cash paid to suppliers
    and employees         (  7,884,728)(  7,798,179)(  6,461,150)
  Interest received               4,317        4,307        3,716
  Interest paid           (    699,929)(    689,403)(    599,056)
      Net cash provided by
        operations          $    69,924  $    46,426  $   887,399

Cash flows from investing
activities:
  (Payments to) decrease
    in restricted cash
    capital expenditure
    account               ($    18,425)($        48)($       328)
  Sales of assets                   -0-      315,000      426,261
  Repayment of officer
    loan                            -0-          -0-        6,866
  Investment related
    corporation           (      3,324)         -0-          -0-
  Capital expenditures    (    338,292)(    508,309)(  2,118,795)
  Investment/repayment
    Snow King Center             5,865 (    120,684)(    407,779)
  Condominium construction
    costs                          -0- (     13,305)(    450,009)
    Net cash provided
      (used) by investing
      activities          ($   354,176)($   327,346)($ 2,543,784)

Cash flows from financing
activities:
  Borrowing from banks and
    leasing companies       $ 2,520,451  $ 1,081,132  $ 2,991,648
  Stock issued for cash             -0-      130,200       86,800
  Principal payments to
    banks, officers, and
    leasing companies     (  2,156,611)(    923,221)(  1,280,986)
  Payment of loan fees    (    105,365)(      6,200)(     33,000)
      Net cash provided
        (used) by financing
        activities         $   258,475  $   281,911  $ 1,764,462
Net increase (decrease)
  in cash                 ($    25,777) $       991  $   108,077
Cash at beginning of year       185,699      184,708       76,631
Cash at end of year         $   159,922  $   185,699  $   184,708
                      (Continued on page F-7)
                                F-6
           WESTERN STANDARD CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Continued)
       FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

     Cash consists of cash on hand and cash in unrestricted bank accounts. The Company has no short term cash investments.

     The cash flow statement for 1994 has been revised to reflect the construction and sale of the condominium as an investing activity.
                                  1996       1995        1994
RECONCILIATION OF NET INCOME
  TO NET CASH PROVIDED BY
  OPERATING ACTIVITIES:
Net income (loss)             ($ 281,812)($ 143,424)($    43,266)
Adjustments to reconcile net
income to net cash provided
(used) by operating activities:
  Depreciation and amortization   708,898    687,070      574,889
  Increase (decrease) in
    advance deposits          (   44,173)   107,404      106,574
  (Increase) decrease in
    accounts receivable           65,714 (   39,196)      34,593
  (Increase) decrease in
    prepaid expenses          (   17,548)    28,284  (   119,071)
  Decrease (increase) in
    inventories                   13,657 (    2,056) (     3,777)
  Decrease in other assets           -0-        -0-          -0-
  (Decrease) increase in
    accounts payable and
    accrued expenses          (  292,079)(  534,865)     502,793
  Gain on assets                     -0- (   16,290) (    37,405)
  Condominium gain                   -0-        -0-  (    54,461)
  Payment of sales expenses          -0-        -0-  (    54,360)
  Accrued interest - officer
    note                      (      670)(      628)         -0-
  Allocation of minority
    interest in subsidiary
    income or loss            (   82,063)(   39,873) (    19,110)
      Net cash provided by
        operations              $  69,924  $  46,426   $  887,399

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

               FOR THE YEAR ENDED DECEMBER 31, 1996


                 Balance at                           Balance at
                  beginning    Additions    Retire-      end
Classification    of period     at cost     ments      of period

PROPERTY AND
EQUIPMENT:
  Land           $ 1,312,626   $  70,462   $    -0-   $ 1,383,088
  Mineral claims
    and leases           500         -0-        -0-           500
  Producing oil
    and gas
    interests        323,562         -0-        -0-       323,562
  Machinery and
    equipment        135,569         -0-        -0-       135,569
  Hotel building
    improvements   6,798,165      89,810        -0-     6,887,975
  Hotel furniture
    & fixtures     2,954,313     178,020        -0-     3,132,333

                 $11,524,735   $ 338,292   $    -0-   $11,863,027

Property and equipment                                $11,863,027
Accumulated depreciation (Schedule A-1)             (  3,377,316)

  Property and equipment net of accumulated
    depreciation                                      $ 8,485,711

Amortizable Assets:

  Costs of
    acquiring ski
    shelter lease  $  42,538       $ -0-      $ -0-   $    42,538
  Accumulated
    amortization                                    (      5,081)

      Net                                             $    37,457

  Prepaid loan
    fees           $ 303,883   $ 105,365      $ -0-   $   409,248
  Accumulated
    amortization                                    (    320,013)

      Net                                            $    89,235


          The accompanying notes to financial statements are an integral part of these statements.

                                F-8
                                                     Schedule A-1

           WESTERN STANDARD CORPORATION AND SUBSIDIARIES

       ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION

           OF PROPERTY, EQUIPMENT AND INTANGIBLE ASSETS

               FOR THE YEAR ENDED DECEMBER 31, 1996


                             Depreciation
                             and amorti-
                                 zation
                  Balance at  charged to              Balance at
                   beginning   costs and    Retire-      end
Description        of period    expenses    ments      of period

PROPERTY AND
EQUIPMENT:
  Producing oil
    and gas
    interests     $   294,024  $     -0-   $    -0-   $   294,024
  Machinery and
    equipment         124,588         45        -0-       124,633
  Hotel building
    & improvements   770,285    225,381  (   2,795)      992,871
  Hotel furniture
    and fixtures    1,579,058    386,730        -0-     1,965,788

                 $ 2,767,955  $ 612,156  ($  2,795)  $ 3,377,316

AMORTIZATION:
  Leasehold
    interest      $     3,663  $   1,418   $    -0-   $     5,081

  Loan fees       $   221,894  $  98,119   $    -0-   $   320,013

















          The accompanying notes to financial statements are an integral part of these statements.

                                F-9
                                                       Schedule B

           WESTERN STANDARD CORPORATION AND SUBSIDIARIES

             PROPERTY, EQUIPMENT AND INTANGIBLE ASSETS

               FOR THE YEAR ENDED DECEMBER 31, 1995


                   Balance at                         Balance at
                    beginning    Additions Retire-       end
Classification     of period      at cost    ments    of period

PROPERTY AND
EQUIPMENT:
  Land            $  1,270,383   $  42,243   $ -0-   $  1,312,626
  Mineral claims
    and leases             500         -0-     -0-            500
  Producing oil
    and gas
    interests          323,562         -0-     -0-        323,562
  Machinery and
    equipment          135,569         -0-     -0-        135,569
  Hotel building
    improvements     6,520,868     277,297     -0-      6,798,165
  Hotel furniture
    and fixtures     2,765,544     188,769     -0-      2,954,313

                  $ 11,016,426   $ 508,309   $ -0-   $ 11,524,735

Property and equipment                               $ 11,524,735
Accumulated depreciation (Schedule B-1)            (   2,767,955)

  Property and equipment net of accumulated
    depreciation                                     $  8,756,780

Amortizable Assets:

  Costs of acquiring
    ski shelter
    lease             $ 42,538       $ -0-   $ -0-   $     42,538
  Accumulated
    amortization                                   (       3,663)

        Net                                          $     38,875

  Prepaid loan fees  $ 297,683     $ 6,200   $ -0-   $    303,883
  Accumulated
    amortization                                   (     221,894)

        Net                                          $     81,989



          The accompanying notes to financial statements are an integral part of these statements.

                               F-10
                                                     Schedule B-1

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

                               F-11
                                                       Schedule C

           WESTERN STANDARD CORPORATION AND SUBSIDIARIES

             PROPERTY, EQUIPMENT AND INTANGIBLE ASSETS

               FOR THE YEAR ENDED DECEMBER 31, 1994


                     Balance at                       Balance at
                     beginning   Additions   Retire-     end
Classification       of period    at cost     ments    of period

PROPERTY AND
EQUIPMENT:
  Land               $1,296,286  $      -0-  $25,903  $ 1,270,383
  Land improvements      36,194         -0-   36,194          -0-
  Mineral claims
    and leases              500         -0-      -0-          500
  Producing oil and
    gas interests       323,562         -0-      -0-      323,562
  Machinery and
    equipment           135,569         -0-      -0-      135,569
  Buildings (Ocean
    Lake)                24,450         -0-   24,450          -0-
  Hotel building
    improvements      4,768,290   1,752,578      -0-    6,520,868
  Hotel furniture
    and fixtures      2,399,326     366,218      -0-    2,765,544

                     $8,984,177  $2,118,796  $86,547  $11,016,426

Property and equipment                                $11,016,426
Accumulated depreciation (Schedule C-1)             (  2,151,553)

  Property and equipment net of accumulated
    depreciation                                      $ 8,864,873

Amortizable Assets:

  Costs of acquiring
    ski shelter
    lease              $ 42,538    $    -0-    $ -0-  $    42,538
  Accumulated
    amortization                                    (      2,245)

        Net                                           $    40,293

  Prepaid loan fees   $ 264,683    $ 33,000    $ -0-  $   297,683
  Accumulated
    amortization                                    (    152,644)

        Net                                           $   145,039

          The accompanying notes to financial statements are an integral part of these statements.

                               F-12
                                                     Schedule C-1

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

                               F-13
           WESTERN STANDARD CORPORATION AND SUBSIDIARIES

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



                               F-14
           WESTERN STANDARD CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    DECEMBER 31, 1995 AND 1994

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  Continued:

Inventories:

  Food and beverage inventories at the hotel are carried at cost, computed on a first-in, first-out basis.

Affiliates:

  The consolidated financial statements include the accounts of Western Standard Corporation and its wholly owned subsidiary, Western Recreation Corporation. Western Standard owns 76.43% of its subsidiary, Snow King Resort, Inc. Snow King Resort, Inc.'s transactions are included in the consolidated financial statements.
All significant intercompany transactions and accounts have been eliminated.

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


                               F-15
           WESTERN STANDARD CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    DECEMBER 31, 1995 AND 1994

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  Continued:

voting trust, granting to Manuel B. Lopez the sole right to vote such shares for the duration of the voting trust. The initial term of the voting trust is ten years, and may be extended for subsequent ten-year periods by the consent of Western Standard
Corporation and Mr. Lopez.

Accrued Vacation:

  Accrued expenses include accrued vacation liability of $92,818 and $77,411 at December 31, 1996 and 1995, respectively, for the employees of Snow King Resort, Inc.

Use of Estimates:

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentrations of Risk:

  Western Standard and its subsidiaries maintain cash in bank deposit amounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

NOTE 3:  OTHER ASSETS:

  Other assets include:
                                              1996       1995

    Investment in stock (Snow King Resort
      Center and other)                     $ 10,046   $   6,722
    Prepaid loan fees, net of amortization    89,235      81,989
    Incorporation costs                        1,163       1,163

                                            $100,444   $  89,874









                               F-16
           WESTERN STANDARD CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    DECEMBER 31, 1995 AND 1994

NOTE 4:  LONG AND SHORT TERM DEBT:
                         Inte-             Portion due
1996:                     rest                within       Long term
Creditors      Security  rate    Balance     one year      portion
Leases:
Sulcus
Hospitality
monthly      Restaurant
pymt. $1,351  computers  15.4%  $   41,388  $   11,863    $   29,525

Nautilus
Internat'l.
monthly        Exercise
pymt. $365    Equipment    12%       4,300       4,086           214

ORIX tele.
lease,
monthly       Telephone
pymt. $3,062     equip.    10%     102,152      28,121        74,031

Sulcus
Hospitality,
monthly          Add'l.
pymt. $141       equip.  12.9%       4,040       1,277         2,763

Wyoming.com
LLC, monthly   Internet
pymt. $127    equipment   6.1%       2,557       1,336         1,221

ORIX tele.
lease,
monthly          Add'l.
pymt. $455       equip.     9%      14,682       4,129        10,553

Xerox Corp.,
monthly
pymt. $346       Copier  15.4%       9,236       2,915         6,321
      Total leases              $  178,355  $   53,727    $  124,628
Notes Payable:
ORIX/Jackson
State Bank,
monthly
pymt. approx.     Land,
$53,000         bldgs.,
($66,500 after  furn. &
4/15/96)        fixt.  10.125%  $6,029,126  $  197,250    $5,831,876

AICCO Insurance fin.     5.82%     138,521     138,521           -0-

GMAC monthly    93 Chev
payments $541     truck   7.9%      10,402       5,875         4,527
                               F-17
           WESTERN STANDARD CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    DECEMBER 31, 1995 AND 1994

NOTE 4:  LONG AND SHORT TERM DEBT:  Continued:

                         Inte-             Portion due
1996:                     rest                within       Long term
Creditors      Security  rate    Balance     one year      portion

Notes Payable:- Continued

Jackson State    Share-    JSB
Bank             holder   base
             guarantees   +.5%     550,000     550,000           -0-
      Total notes payable       $6,728,049   $ 891,646    $5,836,403
TOTAL LONG AND SHORT
TERM DEBT                       $6,906,404   $ 945,373    $5,961,031

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











                               F-19
           WESTERN STANDARD CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    DECEMBER 31, 1995 AND 1994

NOTE 4:  LONG AND SHORT TERM DEBT:  Continued:

                       Snow King Resort, Inc. is required to make monthly deposits equalling three percent of sales to a capital expenditure account for replacements and improvements. The balance of this account was $4,692 and $2,155 at December 31, 1996 and 1995, respectively.
Debt maturities over the next five years are as follows; no interest or extra principal payments are included on the ORIX loan
(see Note 11 for lease maturities):

    1997                         $   891,646
    1998                             222,702
    1999                             241,319
    2000                             266,919
    2001                           5,105,463

                                 $ 6,728,049

    Manuel B. and Deborah Lopez, are guarantors on the ORIX debt to the extent of one million dollars.

    The ORIX/Jackson State Bank mortgage was modified April 15,
1996. The modification included additional borrowing of $1,166,400 which increased the total note balance to $6,150,000. The maturity date was extended to March 13, 2001. The interest rate was revised to a fixed rate of 10.125%. The proceeds of the additional borrowings were used to pay Jackson State Bank loans, property taxes, and loan fees.

    The loan agreement requires Snow King Resort, Inc. to fund a property tax reserve account for the payment of property taxes.
This account had a balance of $15,888 at December 31, 1996.

    The loan agreement restricts payment of dividends or other payments to shareholders during the loan term. The assets of Snow
King Resort, Inc. are thus unavailable for use by its parent for loans or dividends. During 1995, Snow King Resort, Inc. advanced
$120,684 to Snow King Resort Center, Inc. The September, 1994 loan modification agreement allows only $100,000 in annual center subsidy. The lender waived the 1995 over payment. In 1996, Snow
King Resort, Inc. advanced $179,410 to Snow King Center.  Snow King
Resort Center sold its liquor license for $199,376; the proceeds of which were received by Snow King Resort, Inc. as a reduction of the Center receivable.

     Short term borrowings information:
                                             1996        1995

    Balance at end of year                $   688,521 $ 1,282,623
    Range of interest rates               5.82% - 10% 7.82% - 10%
    Maximum outstanding                   $ 1,409,956 $ 1,282,623
                               F-20
           WESTERN STANDARD CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    DECEMBER 31, 1996 AND 1995

NOTE 4:  LONG AND SHORT TERM DEBT:  Continued:

                                             1996        1995

    Average outstanding, computed by
      weighted average of end of
      month balances                      $   863,057 $   958,833
    Weighted average interest rate
      computed by weighted average
      interest due, divided by
      average note balance                      10.8%       10.0%

    Loans included in this computation were the Jackson State Bank line of credit, AFCO and AICCO Insurance financing, the loans from shareholders, the Jackson State Bank short term loan, and the loan from Stanford E. Clark.

NOTE 5:  OPTIONS ON LOVE LAND:

    During 1995, the Resort entered into an option agreement with
J. David Love and Jane M. Love to purchase approximately one-half acre of land. Option payments of $9,000 every three months after 1995 enable the Resort to purchase the land for $396,800 on or before July 15, 1997. All option payments due were made in 1996 and 1995.

NOTE 6:  STOCK OPTION AND STOCK BONUS PLAN:

    During 1972, the Board of Directors approved a Stock Bonus Plan of indefinite term whereby certain officers and key employees were granted shares of the Company's common stock for services rendered during the year, based on their salaries and in some cases their length of service with the Company.

    Under this Plan, shares have been granted in prior years. No stock bonuses were issued in 1996 or 1995. The Plan provides that, at the discretion of the Executive Committee of the Board of Directors, a cash bonus in the approximate amount of the income tax related to the stock bonus may be paid to such employees. No such cash bonuses have been paid as of December 31, 1996.

    Snow King Resort, Inc. has granted an option to purchase up to 3,000 shares of Class B common stock of Snow King Resort, Inc. to
Manuel and Deborah Lopez. The option price has been set at $140 per share. The option was not exercised in 1996 or 1995.

NOTE 7:  FEDERAL INCOME TAXES:

    Western Standard Corporation and its subsidiaries filed consolidated income tax returns in 1993 and prior years. Since

                               F-21
           WESTERN STANDARD CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    DECEMBER 31, 1996 AND 1995

NOTE 7:  FEDERAL INCOME TAXES:  Continued:

Western Standard's ownership in Snow King Resort, Inc. dropped below 80%, separate income tax returns for Snow King Resort, Inc.
were filed for 1996 and 1995. Western Standard's net operating loss carryover at December 31, 1996 is approximately $564,000, which will begin to expire in 2000 if not used. Snow King Resort, Inc. succeeded to the net operating loss of Snow King, Incorporated of approximately $990,000. The net operating loss carryovers from Snow King, Incorporated have limited deductibility of approximately
$86,000 per year. Snow King Resort, Inc. also acquired the investment credit and jobs credit carryovers of Snow King, Incorporated. Investment credit carryovers of $4,658 remained at December 31, 1996, which will expire in 2000, if not used.

    Western Standard's income tax returns through 1976 were examined by the Internal Revenue Service in 1978, and were accepted as filed.

    The federal tax loss for Western Standard and Western
Recreation is approximately $15,700 for 1996. The tax loss for Snow King Resort, Inc. for 1996 is approximately $330,000. The federal tax return loss for 1995 was $14,102 for Western Standard and Western Recreation; and a $185,937 loss for Snow King Resort,
Inc. The federal tax return loss differs from net financial loss because of depreciation differences and timing differences in deductions. No deferred tax assets have been recorded for these differences because of the Company's history of income tax losses.

NOTE 8:  RELATED PARTY TRANSACTIONS:

    The Resort is managed by a corporation, Snow King Resort
Management, Inc., which is controlled by two officers and directors of Western Standard. The Resort pays a management fee of 2% of sales to Snow King Resort Management, Inc. At December 31, 1996,
Snow King Resort, Inc. owed the management company $22,845 in management fees.

    At December 31, 1992, an officer owed the corporation $31,602, of which $11,602 was paid in January, 1993. The remaining $20,000 was converted to a note payable to Western Standard which carries an interest rate of 6.5%. This note has a balance of $10,732 at December 31, 1996.

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

    The shareholders of Snow King Resort, Inc. formed a related

                               F-22
           WESTERN STANDARD CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    DECEMBER 31, 1996 AND 1995

NOTE 8:  RELATED PARTY TRANSACTIONS:  Continued:

corporation, Snow King Resort Center, Inc., to operate and lease the Town of Jackson's skating rink facility. The facility can be used to house conventions, exhibitions, and large banquets. The facility is operated in conjunction with the Resort. Western
Standard owns 49% of Snow King Resort Center, Inc.  Since Western
Standard does not own a controlling interest in Snow King Resort
Center, Inc., that corporation's transactions are not included in these consolidated statements. During 1994, Snow King Resort, Inc.
advanced $407,779 to Snow King Resort Center, Inc.  During 1995,
Snow King Resort, Inc. advanced $120,684 to Snow King Resort
Center, Inc. During 1996, Snow King Resort, Inc. advanced $179,410 to Snow King Resort Center, Inc. Total amount receivable at
December 31, 1996 is $1,035,118.

    Western Standard's oil and gas revenues are dominated by one buyer, 88 Oil. This buyer purchased the following amounts of oil and gas in the following years:

    1992                    $ 72,581
    1993                    $ 47,008
    1994                    $ 39,628
    1995                    $ 37,621
    1996                    $ 25,894

NOTE 9:  LEASEHOLD INTEREST:

    Snow King Resort, Inc. acquired the leases of Snow King,
Incorporated on March 13, 1992. One lease was with the Town of Jackson for the ski shelter. The Town wished to demolish the old ski shelter and replace it with a larger structure housing both a ski shelter and a large skating rink. Snow King Resort, Inc. paid costs of demolition and excavation in the amount of $21,414. Snow
King Resort, Inc. transferred 1.3 acres of land costing $21,124 to the Town on which to build the facility. These items were capitalized as leasehold costs. The lease agreement was dated
April 22, 1994. The lease calls for monthly payments of $2,800, and supplemental rent based on gross revenues generated by the facility. Leasehold costs are being amortized over the 30 year term of the lease at the rate of $1,418 per year.

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

                    DECEMBER 31, 1996 AND 1995

NOTE 10:  OIL AND GAS DISCLOSURES:  Continued:

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

NOTE 11:  LEASES:

    Snow King Resort, Inc. has several lease agreements to acquire assets for the hotel. All of these agreements have been classified as capital leases. The leases have terms of 36 to 60 months. The following costs of equipment are included in fixed assets in accordance with these leases in 1996 and 1995:

                                              1996        1995
PRIOR YEAR LEASES PAID OFF:
    Television sets                         $  66,680   $  66,680
    Energy Management System                   84,000      84,000
    Rebate received on Energy
      Management System                   (   59,357) (   59,357)
    1991 Ford Van                              26,282      26,282
    1982 Thomas Bus                            30,706      30,706
    Xerox Copiers                              14,846      14,846
                                            $ 163,157   $ 163,157
    Accumulated depreciation              (  128,988) (  113,143)

          Net assets                        $  34,169   $  50,014

ONGOING LEASES:
    Squirrel restaurant computers           $  65,929   $  65,929
    Nautilus exercise equipment                10,994      10,994
    ORIX telephone system                     166,095     166,095
    Internet equipment                          4,180       4,180
    Xerox copier                               14,360      14,360
                                            $ 261,558   $ 261,558
    Accumulated depreciation              (   70,868) (   37,378)

          Net assets                        $ 190,690   $ 224,180







                               F-24
           WESTERN STANDARD CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    DECEMBER 31, 1996 AND 1995

NOTE 11:  LEASES:  Continued:

    Presented below is a schedule by years of future minimum lease payments under the capital leases with the principal amount net minimum lease payments as of December 31, 1996.

    Year ended December 31, 1997               $  66,987
                            1998                  62,467
                            1999                  59,541
                            2000                  10,685
                            2001                     -0-
          Total minimum lease payments         $ 199,680
    Amount representing interest             (   21,325)
          Principal amount of minimum
            lease payments                     $ 178,355

    Current portion of principal amount        $  53,727

    Long term portion of principal amount      $ 124,628

NOTE 12:  CONTINGENT LIABILITIES:

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

NOTE 13:  LIQUIDITY:

    At December 31, 1996 and 1995, Snow King Resort, Inc. had negative working capital which caused difficulties in paying its current operating obligations. The cash flow shortfalls arose in part because of seasonal fluctuations in sales. Other factors contributing to the cash flow problems were cost overruns in constructing the new chair lift, cash advances to Snow King Resort
Center, Inc., and purchases of fixed assets. These expenditures used cash that was unavailable for payment of trade creditors.
Some trade creditors have demanded payment upon delivery of goods.

    The possible effect of these conditions is that trade creditors may no longer extend credit to the Resort, adversely affecting operations. New vendors must be found to replace those who will not carry the Resort account.

                               F-25
           WESTERN STANDARD CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    DECEMBER 31, 1996 AND 1995

NOTE 13:  LIQUIDITY:  Continued:

    Collection of the $1,035,118 advanced to the Snow King Resort
Center, Inc. over the last four years is dependent on future profitable operation of that facility. It is doubtful that the amount receivable will be collectible in the next year. A merger of Snow King Resort Center, Inc. into Snow King Resort, Inc. is planned.

NOTE 14:  SUBSEQUENT EVENTS:

    In January, 1997, Snow King Resort, Inc. loaned $50,000 to SK
Land Limited Liability Company. This partnership was formed by the major shareholders of Snow King Resort, Inc. (except for Western
Standard) to acquire land adjacent to the Resort.  Snow King
Resort, Inc. has been granted an option to acquire the property from the Limited Liability Company.

    In January, 1997, Western Standard entered into an agreement to sell its Wallis and Kaye Oil and Gas Leases to Ensign Oil and Gas for $70,000. This transaction will result in a gain to Western
Standard of $60,000.

NOTE 15:  INDUSTRY SEGMENT INFORMATION:

    Western Standard Corporation's major operations are in oil and gas working interests and, through Snow King Resort, Inc. its 76% owned subsidiary, the resort industry. Selected information concerning those industry segments is presented below:

                                       1996      1995      1994

REVENUE - oil and gas interests      $ 52,922  $ 50,090  $ 49,411
PRODUCTION COSTS                   (  27,772)(  25,173)(  26,566)

OPERATING INCOME - oil and gas       $ 25,150  $ 24,917  $ 22,845


IDENTIFIABLE ASSETS (at net book
  value)                             $ 38,716  $ 38,716  $ 38,716


CAPITAL EXPENDITURES                 $    -0-  $    -0-  $    -0-








                               F-26
           WESTERN STANDARD CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    DECEMBER 31, 1996 AND 1995

NOTE 15:  INDUSTRY SEGMENT INFORMATION:  Continued:

                             1996          1995          1994

REVENUE - Snow King
  Hotel Segment          $  8,529,989  $  8,518,936  $  7,910,708

COSTS:
    Operating            $  7,458,958  $  7,324,106  $  6,809,678
    Amortization              101,476        70,668        63,545
    Depreciation              612,111       615,981       510,433
    Provision for
      doubtful
      accounts                  5,790         3,931         8,065
                         $  8,178,335  $  8,014,686  $  7,391,721

OPERATING INCOME -
  Snow King Segment      $    351,654  $    504,250  $    518,987


IDENTIFIABLE ASSETS (at
  net book value)        $ 10,163,854  $ 10,486,455  $ 10,920,983


CAPITAL EXPENDITURES     $    338,292  $    508,309  $  2,118,795


























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

Item 9.  Directors, Executive Officers, Promoters and Control
Persons; Compliance with Section 16(a) of the Exchange Act.

    Information concerning each director and executive officer of WSC, including business experience for at least the past five years, is as follows:

    Stanford E. Clark, age 79, currently President, Treasurer,
Comptroller and a director, has been President, Vice President, Treasurer, Comptroller and a Director of WSC from 1957 through 1969 and from 1974 to present. He has also been Vice President and a Director of Snow King Resort Management, Inc. since 1986 and
Treasurer and a Director of Snow King Resort, Inc. since February,
1992.

    Manuel B. Lopez, age 53, currently Vice President and a director, has been a Vice President and Director of WSC since
1979.
He is also an owner of management companies, manager of Snow King
Complex, President and a Director of Snow King Resort Management,
Inc. since 1986, and President and a Director of Snow King Resort,
Inc. since February, 1992.

    Richard G. Roylance, age 81, currently Secretary and a director, has been Secretary and Director of WSC since 1969. He was formerly a maintenance manager and is presently retired.

    James M. Peck, age 33, currently a director, has been a director of WSC since January 1, 1988. Prior to such time, he was primarily a student and had no other business experience. Mr. Peck also owns and operates a miniature golf course in Jackson, Wyoming.
He recently acquired a company that provides float trips on the Snake River near Jackson. He has been a Director and employee of SKRI since February, 1992.

    No family relationships exist between or among any of the directors and executive officers. No director serves as a director of any other company with a class of equity securities registered under the Securities Exchange Act of 1934 or a company registered as an investment company under the Investment Company Act of 1940.

    No director, officer, or beneficial owner of more than ten percent of the outstanding shares of WSC common stock failed to file on a timely basis, as disclosed in Forms 3, 4, and 5, and any amendments thereto, reports required by Section 16(a) of the Securities and Exchange Act of 1934 during the fiscal year ended
December 31, 1996, or prior fiscal years, which are required to be disclosed herein.



Item 10.  Executive Compensation.

    The following table sets forth cash compensation paid by WSC, its subsidiaries and associated companies to its executive officers; one of which received in excess of $100,000 during the year ended December 31, 1996:

                    Summary Compensation Table
                                            Other            All
Name and              Fiscal   Annual      Annual           Other
Principal Position     Year    Salary   Compensation    Compensation
Stanford E. Clark      1996    $28,800         $ 600     $40,319 (1)
Chief Executive
  Officer              1995    $28,800         $ 600     $44,942 (1)

Manuel B. Lopez        1996    $36,000   $11,287 (2)    $252,695 (3)
Vice President of
  WSC and Chief
  Executive Officer
  of SKRI              1995    $34,364    $9,761 (2)    $246,217 (4)
_______________

(1) Amounts paid to Mr. Clark by SKRMI from fees paid to SKRMI by SKRI.

(2)  Incidental fringe benefits.

(3) Includes (i) $100,805 paid to Mr. Lopez by SKRMI from fees paid to SKRMI by SKRI; (ii) $12,000 paid to Mr. Lopez by SKRI for guaranteeing the ORIX Loan; and (iii) $139,290 in fees and commissions paid to Mr. Lopez by SKRMI, and $600 in Director's fees paid by WSC.

(4) Includes (i) $105,758 paid to Mr. Lopez from fees paid to SKRMI by SKRI; (ii) $12,000 paid to Mr. Lopez by SKRI for guaranteeing the ORIX loan; and (iii) $128,459 in fees and commissions paid to Mr. Lopez by SKRMI.

     The Company pays directors $50 per meeting attended or $600 per year, whichever is greater. Directors are also reimbursed for reasonable out-of-pocket expenses incurred in connection with their duties.

Item 11.  Security Ownership of Certain Beneficial Owners and
Management.

     As of March 15, 1997, the only persons known by WSC to own beneficially more than 5% of the issued and outstanding common stock of WSC were:
                         Amount and Nature             Percent
Name and Address         of Beneficial Ownership
of
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

     The following sets forth information as of March 15, 1997, concerning each director's and executive officer's ownership of common stock (WSC's only class of voting securities), on an individual basis and ownership by all directors and executive officers of WSC as a group:

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


     Stanford E. Clark, President and a director of WSC, and Manuel
B. Lopez, Vice President and a director of WSC, control and collectively own all of the outstanding capital stock of SKRMI. SKRMI presently manages the Hotel, the Ski Area, and the Snow King Resort Center pursuant to a management agreement with SKRI providing for a management fee equal to 2% of gross revenues.

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

     On March 14, 1997, Mr. Lopez paid interest in the amount of $732.14 through December 31, 1996. A new note was issued in the amount of $10,000, to mature October 31, 1997, with interest increased to 9%.

     In November, 1995, Mr. Lopez loaned $30,000 to SKRI. This note bears interest at the rate of 9% per annum and matures March
31, 1996.  This note was paid in full on February 20, 1996.

     On December 28, 1995, SKRI borrowed $15,000 from WSC. This unsecured note bears interest at the rate of 9% per annum and matures March 31, 1996. On February 12, 1997, the interest was paid and the maturity date extended to October 31, 1997 by a new 9% note.

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

     In March, 1992, SKI paid SKRMI $75,000 as a cash bonus to be paid to Mr. Lopez. This Bonus was granted to Mr. Lopez by SKRMI in 1990 and was ratified by SKI in 1991, and was originally to be paid on July 5, 1990. It was paid in full March 26, 1997

     On April 5, 1991, SKP entered into a lease agreement with Wind River Ventures ("Wind River"), a corporation owned and controlled by James M. Peck, a director and employee of WSC, providing for the lease of property later owned by SKRI to Wind River, for the purpose of conducting a miniature golf course business (the "Business") on such property. The initial term of the lease is from April 1, 1991 through March 31, 1997. Subject to certain conditions, Wind River has the option of extending the lease for up to an additional nine years. The lease provides for the payment of rent to SKRI equal to a specified percentage of the gross revenues of the Business, starting at 2% for the first three years, 3% for the fourth year, 4% for the fifth year, 5% for the sixth year, 8% for years seven and eight, 10% for the ninth year, 12% for the tenth year, and 15% for years 11 through 15. In addition, the lease provides for the payment to SKRI of an additional 3% of gross revenues to partially defray United States Forest Service fees.

     On March 10, 1992, WSC granted Mr. Lopez a bonus of $100,000 in recognition of his efforts in successfully completing the Restructuring. The bonus is payable in two increments, $10,000, which was paid in 1992 and $90,000 in the future, if and when WSC is in a position to pay him such amount in a lump sum. The unpaid portions of the bonus will not accrue interest.

     Mr. Lopez is a cosigner on the $600,000 line of credit of SKRI at Jackson State Bank. As such, he is personally liable for the outstanding amount of such line of credit. As of March 15, 1997, the outstanding principal amount of such line of credit was $600,000. During the past several years, Messrs. Clark and Lopez have each been personally liable for certain of SKI's borrowings.

     In March 1993, additional shares of Class A Common Stock in SKRI were offered for sale to the investors in SKRI at $140.00 per share. Mr. Lopez and Margaret Peck each purchased 135 shares. A total of 1,350 shares were sold at $140.00 per share for a total of $189,000.00, in this offering.

     In 1992, the shareholders of SKRI formed a new corporation, Snow King Resort Center, Inc. ("SKRC"), to lease and operate the new skating rink being built by the town of Jackson on land leased by SKRI. WSC owns 49.0% of the outstanding common equity of SKRC. Also, see auditor's Note number 8.

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

(F)  Filed herewith as Exhibit 92.22.1

_______________

     (b) No reports on Form 8-K have been filed by the registrant during the fourth quarter of the year ended December 31, 1996.

                          Exhibit 92.22.1

           SUBSIDIARIES OF WESTERN STANDARD CORPORATION


     Name
     State of Incorporation

Western Recreation Corporation                  Wyoming
Snow King Resort, Inc.                          Wyoming
dba Snow King Resort

(G)  Exhibits 93.8.1 and 94.9.1 through 94.9.10 were attached
     and filed with Form 10KSB for the year 1994.   They are
     incorporated herein by reference thereto.

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

94.9.9         Agreement Regarding Collateral Assignments of
               Ice Skating Rink Lease.

94.9.10        Estoppel Certificates.

94.4.11        Lease Agreement - Ski Shelter, Ski Lift and
               Mountain Tract

94.4.12        Lease Agreement - Ice Rink Tract

94.4.13 Third modification to loan agreement with ORIX was filed with Form 8-K on April 15,
               1996 and is incorporated herein by
               reference.
[/TABLE]


                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   WESTERN STANDARD CORPORATION

Date:  March 26, 1997              By:/s/ Stanford E. Clark
                                      Stanford E. Clark, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  March 26, 1997              /s/ Stanford E. Clark
                                   Stanford E. Clark
                                   President, Treasurer (Principal
                                   Executive, Financial and
                                   Accounting Officer) Comptroller
                                   and Director

Date:  March 26, 1997              /s/ Manuel B. Lopez
                                   Manuel B. Lopez
                                   Vice President and Director


Date:  March 26, 1997              /s/ Richard G. Roylance
                                   Richard G. Roylance
                                   Secretary and Director


Date:  March 26, 1997              /s/ James M. Peck
                                   James M. Peck
                                   Director