Form 10QSB
period 1997-09-30
WESTERN STANDARD CORP
filed 1997-11-06
CIK 106318

U.S. SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

                            FORM 10QSB


           [X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

           For Quarterly period ended September 30, 1997

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
9,965,015 common $0.05 par at September 30, 1997.

PART 1, ITEM 1, 2 (1)(i)
                            FORM 10QSB

                   WESTERN STANDARD CORPORATION

                    Consolidated Balance Sheet

                             Unaudited

                        September 30, 1997

Current Assets:
     Cash                                       $    278,130.76
     Accounts Receivable                             282,461.99
     Allowance for Doubtful Accounts           (      12,884.41)
     Notes receivable                                 25,000.00
     Inventory - at cost                              60,996.91
         Total Current Assets                   $    633,705.25

Property & Equipment, Net of
     Accumulated Depreciation,
     Amortization and Depletion                 $  8,194,521.63

Other Assets:
*    Accounts Receivable - Snow
       King Resort Center, Inc.                 $    998,916.38
**   Accounts Receivable - JH Springs
       Water Company                                   5,179.72
     Prepaid expenses                                 10,782.27
     Prepaid loan fees                                73,670.00
     Investment in SKRCI                               6,720.00
     Leasehold Interest                               36,394.84
     Restricted Cash Reserves                         67,026.51
     Other                                             1,164.86
         Total Other Assets                     $  1,199,854.58

TOTAL ASSETS                                    $ 10,028,081.46

The Registrant also owns 12,000 shares of Class B Common stock in Snow King Resort, Inc. at Zero Basis.

* This account receivable is from a new business, approximately 49% owned by Western Standard Corporation and operated by its subsidiary Snow King Resort, Inc. This is not a short term receivable.

**   This account receivable is from a new business owned by Snow
King Resort, Inc. and is not a short term receivable.


PART 1, ITEM 1, 2 (1)(i)
                            FORM 10QSB

                   WESTERN STANDARD CORPORATION

                    Consolidated Balance Sheet

                             Unaudited

                        September 30, 1997

Liabilities:
     Accounts Payable                           $    511,886.41
     Accounts Payable - Other                        127,096.12
     Portion of Long Term Debt
       payable within one year                       295,420.00
     Advance Deposit                                 205,771.21
     Accrued Expenses                                519,648.54
         Subtotal                               $  1,659,822.28

     Long Term Debt                                5,757,674.08
     Fee Payable - Officer                            90,000.00

TOTAL LIABILITIES                               $  7,507,496.36

Minority Interest in Subsidiary
     2,150 shares of Class A stock
     in SKRI                                    $  2,562,456.84

STOCKHOLDERS INVESTMENT:
     Common Stock, $0.05 par
       value, 10,000,000 shares
       authorized, 9,965,015
       issued and outstanding
       at September 30, 1997                    $    401,201.02
     Capital in Excess of Par
       Value                                       3,334.801.45
     Accumulated Deficit                       (   3,777,874.21)
          Net Stockholders
            Investment                         ($     41,871.74)

TOTAL LIABILITIES AND CAPITAL                   $ 10,028,081.46






PART 1, ITEM 1, 2 (1)(ii)
                            FORM 10QSB

                   WESTERN STANDARD CORPORATION
               Consolidated Statement of Operations

                             Unaudited

                    Profit and Loss Information



                                 For the Nine (9) Months Ended
                               Sept. 30, 1997    Sept. 30, 1996
                               --------------    --------------
1.  Gross sales less discounts,
    returns and allowances     $ 7,700,727.42    $ 7,614,052.37
2.  Operating Revenues                    -0-               -0-
3.  Total of Captions 1 and 2    7,700,727.42      7,614,052.37
4.  Costs and Expenses
    (a)  Operating Expenses      6,114,915.26      6,227,998.51
    (b)  Interest Expense          517,934.31        501,781.38
    (c)  Depreciation              463,000.00        485,600.00
    Total Costs and Expenses     7,095,849.57      7,215,379.89
5.  Income (Loss) before taxes
    on income & extraordinary
    items                          604,877.85        398,672.48
6.  Discontinued Operations               -0-               -0-
7.  Provisions for taxes on
    income                         205,658.47        135 548.00
8.  Income or (Loss)               399,219.38        263,124.48
9.  Minority interest in
    profit (loss) of
    subsidiary                     120,996.54         97,708.74
10. Income (Loss) before
    extraordinary items            278,222.84        165,415.74
11. Extraordinary items,
    income tax, benefit of
    net operating loss
    carryover                      205,658.47        135,548.00
12. Net Income (Loss)              483,881.31        300,963.74
13. Earnings (Loss) per share:
    $483,881.31 : 9,965,015               .05
    issued and outstanding
    $300,963.74 : 9,965,015
    issued and outstanding                                  .03
14. Dividends per share                      -0-            -0-

The results for interim periods are not necessarily indicative of results to be expected for the year.

The information furnished for Western Standard Corporation reflects adjustments which are, in the opinion of management, necessary to a fair statement of the results for this interim period.

PART 1, ITEM 1, 2 (1)(iii)
                            FORM 10QSB

                   WESTERN STANDARD CORPORATION

               CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Unaudited

                                 For the Nine (9) Months Ended
                               Sept. 30, 1997    Sept. 30, 1996
                               --------------    --------------
INCREASE (DECREASE) IN CASH:
  Cash flows from operating
  activities:
    Cash received from
      customers                $ 8,382,027.79    $ 7,466,616.77
    Cash paid to suppliers
      and employees           (  6,698,844.51)  (  6,717,018.83)
    Interest paid             (    517,934.31)  (    501,781.38)
      Net cash provided
        (used) by operations   $ 1,165,248.97    $   247,816.56
  Cash flows from investing
  activities:
    Loans to officer          ($          -0-)  ($    16,549.43)
    Capital expenditures      (    188,060.83)  (    296,166.21)
    Increase in restricted
      cash                    (     46,445.75)  (     55,255.38)
    Reduction in Snow King
      Center loan                   39,526.57        245,983.14
    Sale of assets                  16,250.00               -0-
      Net cash provided (used)
        by investing
        activities            ($   178,730.01)  ($   121,987.88)

  Cash flows from financing
  activities:
    New Loans                  $   310,628.93    $ 1,181,400.00
    Principal payments to
      banks                   (  1,178,939.09)  (  1,430,529.18)
    Payment of loan fees                  -0-   (     66,195.00)
      Net cash provided
        (used) by financing
        activities            ($   868,310.16)  ($   315,324.18)
Net increase (decrease) in
  cash                         $   118,208.80   ($   189,495.50)
Cash at beginning of year          159,921.96        185,699.03

Cash at end of quarter         $   278,130.76   ($     3,796.47)

RECONCILIATION OF NET INCOME
TO NET CASH USED BY OPERATING
ACTIVITIES:

Net income (loss)              $   483,881.31    $   300,963.74
Adjustments:
  Depreciation and
    amortization                   479,627.00        508,551.00
  (Decrease) increase in
    advance deposits          (    282,933.73)  (    359,179.48)
  Increase (decrease) in
    accrued expenses               149,180.30         60,023.84
  Decrease (increase) in
    accounts receivable       (     78,700.36)  (    147,435.60)
  Decrease in prepaid expenses     172,066.81        159,918.39
  Decrease (increase) in
    inventories               (     19,387.01)  (     16,332.07)
  (Decrease) increase in
    accounts payable               140,518.11   (    356,402.00)
  Allocation of Minority
    interest in profit
    (loss) of subsidiary           120,996.54         97,708.74
Net cash provided by
  operations                   $ 1,165,248.97    $   247,816.56



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


     (ii)  Material Subsequent Events and Contingencies
           None

    (iii)  Significant Equity Investors

           Six investors own approximately 23.57% of Snow King
           Resort, Inc., a Western Standard Corporation sub-sidiary.

     (iv)  Significant Disposition and Purchase Business
           Combinations.

           None

      (v)  Material accounting changes

           None

PART I, Item 1, 2   (2)(iii)

                   Significant Equity Investors
                             Unaudited

                                                   January 1 to
                                                  Sept. 30, 1997
                                                  --------------

Sales                                             $ 7,560,766.71

Gross Income                                      $ 7,560,766.71

Net Income (Loss) from continuing operations      $   513,349.75

Less Minority Interest in profit or (loss) -
  23.57%                                          $   120,996.54

Net Income (Loss)                                 $   392,353.21

The above figures are for Snow King Resort, Inc., a Western
Standard Corporation subsidiary.  The Registrant owns approximately
76.43 percent of the outstanding Snow King Resort, Inc. voting stock.

PART II
                            FORM 10QSB

                   WESTERN STANDARD CORPORATION

                         Other Information

1.  Legal Proceedings.
    At September 30, 1997, there were no lawsuits pending against Western Standard Corporation or its subsidiary, Snow King
    Resort, Inc.
2.  Change in Securities
    None

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

   (c)  RESULTS OF OPERATIONS:

        Net gain for the first nine months of 1997 amounted to $604,877, compared to a gain for the first nine months of 1996 in the amount of $398,672.48.

        Profits and losses for the first nine months of 1997 and 1996 came from:

        SOURCE                              1997         1996
                                         ---------     ---------
     Western Standard Corporation        $  36,637    ($  15,849)
     Snow King Resort, Inc.                513,349       414,547
     Western Recreation Corporation         54,891    (       25)

                                         $ 604,877     $ 398,673

     During the first nine months of 1997, total sales were up and operating expenses increased. Hotel bookings at Snow
     King Resort, Inc. were very good during the summer.

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

                                WESTERN STANDARD CORPORATION
                                ----------------------------

                                        (Registrant)



Dated:  November 3, 1997        /s/ Stanford E. Clark
                                ----------------------------
                                Stanford E. Clark, President
                                                   Treasurer