Form 10KSB
period 1997-12-31
WESTERN STANDARD CORP
filed 1998-04-06
CIK 106318

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                            FORM 10KSB

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
            For the fiscal year ended December 31, 1997
                                or
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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


                        Yes   X    No

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB or any amendment to this Form 10KSB. [X]

Issuer's revenues for the fiscal year ended December 31, 1997 were $8,673,319.

As of March 15, 1998, there were 9,965,015 shares of the registrant's common stock outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant was $185,816, based upon the average of the bid and asked prices of the common stock on March 15, 1998.

DOCUMENTS INCORPORATED BY REFERENCE:

     Page 1 of 52 pages.  The exhibit index begins on page 46.

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

Oil and Gas Customers

     WSC believes there is a ready market for its share of oil and gas produced by operators of properties in which it has an interest. However, WSC has no control over worldwide factors affecting supply and demand for oil and gas which influence oil and gas prices. Eighty-Eight Oil Company purchased approximately all of WSC's share of oil production during 1997. KN Energy purchased the gas.

Patents, Licenses, Franchises and Concessions

     SKRI owns a Resort liquor license which is subject to renewal each year. It has been renewed through 1998.

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

Number of Persons Employed

     During 1997, WSC, including its subsidiaries, because of the seasonality of its business, had between 168 and 239 employees, including its officers.

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

Fremont County, Wyoming

     WSC, through its subsidiary, Western Recreation Corporation, sold 40 acres of the Ocean Lake property during 1997 for $65,000. WSC, through its wholly-owned subsidiary, Western Recreation Corporation still owns 80 acres of lakeside property adjacent to and underlying Ocean Lake, 14 miles west of Riverton, Wyoming, of which approximately 60 acres are above the high water line. Several building sites are located on this property. Some of this land is rented out as farmland. This property is currently for sale.

                MINERAL AND OIL AND GAS PROPERTIES

     The following is a brief description of the mineral and oil and gas properties in which WSC held an interest as of December 31, 1997:

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


Non-Producing Oil and Gas Interests

Leases
on Which             Approxi-
Royalties are          mate      WSC's      County       Date Leases
Held                 Acreage    Interest   and State       Expire

Treasure Unit           320       2.0%*   Sweetwater       Held by
Lease w-28853                               Wyoming       production
                                                           in Unit

Daly Lease,             400      12.5%**   Campbell        Held by
Kitty Field                                 Wyoming       production
                                                           in Unit
*     Overriding royalty interest.
**    Working interest.

Producing Oil and Gas Properties

     WSC is not the operator of any of the oil and gas properties described below from which it received income during 1996. WSC does not know of any planned exploration in 1998 on any of the oil and gas properties operated by others in which it has interest. WSC does not plan active exploration of any of its oil and gas properties during 1998.

     To the best of WSC's knowledge, the underlying leases are in good standing. Reference is made to page 41, Note 14 included with the Consolidated Financial Statements for detailed information concerning WSC's oil and gas operations for its three fiscal years ended December 31, 1997.

     As a result of WSC's difficult financial position stemming from its working capital deficit, operating losses and lack of liquidity, and the fact that WSC holds small non-operating interests in its oil and gas properties, it has not engaged an independent petroleum engineering firm to render a report on its oil and gas reserves. Further, WSC has no staff or expertise enabling it to internally estimate its oil and gas reserves. The financial statement carrying value of the properties is nominal and it has recovered its entire investment. WSC has not engaged in active oil and gas operations during the past three years and does not expect to do so during 1998. The Consolidated Financial Statements do, however, contain a considerable amount of information concerning WSC's oil and gas segment and the results of its operations during the past three years. The following further describes WSC's oil and gas properties:

Kaye Field

     WSC owned a 20.348% working interest (15.26% net revenue interest) in two producing wells located on 308 gross (62.67) net acres in Section 5, T36N, R67W, Converse County, Wyoming (#22-5 and #24-5).

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

     No matter was submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1997.

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

                                                       Bid Prices
                                                 Low           High
     1997
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

     As of December 31, 1997, there were approximately 3,526 holders of record of WSC's common stock.

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

     Approximately eighty acres of land near Ocean Lake, west of Riverton, Wyoming, are rented for agricultural purposes until they can be sold or put to another use. Approximately twenty acres are below the high water line.

     It is believed that oil and gas revenues, rent, a small amount of interest and cash reserves, will make it possible for Western
Standard Corporation to meet its expenses in 1998.

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

     Revenues from the operations of Snow King Resort, Inc., a $850,000 line of credit from a Jackson, Wyoming bank, and limited additional borrowings are expected to be sufficient to allow Snow King Resort, Inc. to meet its principal, interest and other operating expenses during 1998.

Results of Operations

     1997 vs. 1996

     Overall - 1997 ended with a net loss of $810,428 compared to a net loss of $281,812 in 1996.

     Major items contributing to the 1997 loss were:

     1. Operating income of the Oil and Gas Segment decreased from $52,922 in 1996 to $27,880 in 1997.

     2. Operating income of the Snow King Resort segment increased from ($348,168) in 1996 to ($174,144) in 1997. Revenues decreased from $8,531,106 in 1996 to $8,523,488 in 1997.  Operating expenses decreased from $8,229,237 in 1996 to $8,056,603 in 1997, caused mainly from various operating costs.

     3. Other revenue increased from $4,945 in 1996 to $8,734 in 1997.




     Oil and Gas Segment

     Please refer to Item 1. above.

     Snow King Resort Segment

     Room revenues increased from $3,934,957 in 1996 to $3,999,542 in 1997. The average room rate decreased from $91.13 in 1996 to $90.48 in 1997.

     Food and beverage revenues decreased from $1,841,682 in 1996 to $1,775,267 in 1997. This decrease was mainly due to less people eating and drinking in the Hotel.

     Alpine Slide revenues decreased from $460,267 in 1996 to $422,464 in 1997. This decrease is attributed to less people riding the slide.

     Revenues from skiing decreased from $716,641 in 1996 to $644,563 in 1997.

     Rental of condominiums owned by others provided revenues of $1,388,913 in 1996 compared to $1,466,133 in 1997. More people desired to stay in condominiums in 1997.

     Telephone revenue increased from $83,893 in 1996 to $94,383 in 1997.

     Administrative expenses increased from $586,822 in 1996 to $631,555 in 1997.

     Marketing expenses decreased from $378,601 in 1996 to $339,674 in 1997. Personnel and advertising costs decreased while operating expenses increased.

     Maintenance costs increased from $330,426 in 1996 to $403,388 in 1997.

     Room expenses decreased from $1,372,627 in 1996 to $1,218,790 in 1997. Linens, data processing, agency commissions, courtesy car desk supplies and cable television increased. Fewer rooms were rented in 1997 than in 1996.

     Energy costs increased from $310,549 in 1996 to $342,720 in 1997.

     Property taxes and insurance increased from $171,914 in 1996 to $187,966 in 1997.

     Interest payments increased from $710,624 in 1996 to $713,081 in 1997.

     Management fees based on gross revenues increased from $181,779 in 1996 to $182,861 in 1997.

     Condominium expenses increased from $1,213,665 in 1996 to $1,274,603 in 1997.

     Depreciation decreased from $750,276 in 1996 to $640,586 in 1997.

     An allowance of $1,000,000 has been established to reduce the Snow King Resort Center, Inc. account receivable in 1997.

     Provision for bad debts increased from $5,790 in 1996 to $6,000 in 1997.

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

     Food and beverage revenues decreased from $1,876,746 in 1995 to $1,841,682 in 1996. This increase was mainly due to less people eating and drinking in the Hotel.

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

     Room expenses increased from $1,343,372 in 1995 to $1,372,627 in 1996. Linens, data processing, agency commissions, courtesy car, desk supplies and cable television increased. Fewer rooms were rented in 1996 than in 1995.

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

Supplemental Schedules:
     Schedule of Property, Equipment and Intangible
       Assets (1997) - Schedule A                           F-8
     Schedule of Accumulated Depreciation, Depletion
       and Amortization (1997) - Schedule A-1               F-9
     Schedule of Property, Equipment and Intangible
       Assets (1996) - Schedule B                           F-10
     Schedule of Accumulated Depreciation, Depletion
       and Amortization (1996) - Schedule B-1               F-11
     Schedule of Property, Equipment and Intangible
       Assets (1995) - Schedule C                           F-12
     Schedule of Accumulated Depreciation, Depletion
       and Amortization (1995) - Schedule C-1               F-13

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
                          1-307-856-9214


                   INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
and Stockholders of
Western Standard Corporation


     We have audited the accompanying consolidated balance sheets of Western Standard Corporation and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of shareholders' equity, operations, and cash flows, for the years ended December 31, 1997, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

                                F-1
Western Standard Corporation
Page 2

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Western Standard Corporation and Subsidiaries as of December 31, 1997 and 1996, and the results of their operations and cash flows for the years ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.

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






                                   /s/ Clifford H. Moore and Co.
                                   Certified Public Accountants
                                   March 13, 1998
                                   Riverton, Wyoming

























                                F-2
           WESTERN STANDARD CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
                    DECEMBER 31, 1997 AND 1996
                              ASSETS
                                          1997           1996
CURRENT ASSETS:
  Cash                                  $   382,162  $    159,922
  Accounts receivable (net of
    allowance for doubtful accounts
    of $13,480 in 1997; $11,618 in
    1996)                                   167,996       196,057

  Inventories                                47,194        41,610
  Prepaid expenses                          204,055       182,849
      Total current assets              $   801,407  $    580,438
PROPERTY AND EQUIPMENT:
  At cost net of accumulated
    depreciation of $3,934,552 and
    $3,377,316 in 1997 and 1996,
    respectively (Schedules A and B)    $ 8,135,847  $  8,485,711
OTHER ASSETS:
  Restricted cash (Note 4)              $    18,298  $     20,580
  Account receivable-Snow King Resort
    Center, Inc. (Note 8 and Note 13)     1,135,896     1,035,118
  Allowance for doubtful receivable
    (Note 13)                         (  1,000,000)           -0-
  Leasehold interest, net of
    amortization (Note 9)                    36,041        37,457
  Other receivables-officer (Note 8)         10,900        10,732
  Other (Note 3)                            101,807       100,444
      Total other assets                $   302,942  $  1,204,331
TOTAL ASSETS                            $ 9,240,196  $ 10,270,480
          LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Accounts payable                      $   681,766  $    498,465
  Accrued expenses                          454,149       371,200
  Advance deposits                          472,645       488,705
  Current maturity of debt (Note 4)       1,026,062       945,373
      Total current liabilities         $ 2,634,622  $  2,303,743
LONG-TERM LIABILITIES:
  Long-term debt (Note 4)               $ 5,687,041  $  5,961,031
  Fee payable - officer (Note 8)             90,000        90,000
      Total long-term liabilities       $ 5,777,041  $  6,051,031
MINORITY INTEREST IN SUBSIDIARY         $ 2,164,715  $  2,441,460
SHAREHOLDERS' EQUITY (DEFICIT):
  Common stock, $.05 par value,
    10,000,000 shares authorized,
    9,965,015 shares issued and
    outstanding at December 31,
    1997 and 1996                       $   401,201  $    401,201
  Capital in excess of par value          3,334,801     3,334,801
  Accumulated deficit                 (  5,072,184)(   4,261,756)
      Total shareholders' equity
        (deficit)                     ($ 1,336,182)($    525,754)
TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY (DEFICIT)                      $ 9,240,196  $ 10,270,480
          The accompanying notes to financial statements
             are an integral part of these statements.
                                F-3
           WESTERN STANDARD CORPORATION AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

       FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                Capital                  Total
             Shares   Capital  in excess                 share-
              out-     stock       of     Accumulated   holders'
           standing   common   par value    deficit      equity

BALANCE,
12/31/94 9,965,015  $401,201  $3,334,801 ($3,836,520)($  100,518)
1995 net
  loss         -0-       -0-         -0- (   143,424)(   143,424)

BALANCE,
12/31/95 9,965,015  $401,201  $3,334,801 ($3,979,944)($  243,942)
1996 net
  loss         -0-       -0-         -0- (   281,812)(   281,812)

BALANCE,
12/31/96 9,965,015  $401,201  $3,334,801 ($4,261,756)($  525,754)
1997 net
  loss         -0-       -0-         -0- (   810,428)(   810,428)

BALANCE,
12/31/97 9,965,015  $401,201  $3,334,801 ($5,072,184)($1,336,182)
























          The accompanying notes to financial statements are an integral part of these statements.

                                F-4
           WESTERN STANDARD CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS

       FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                               1997         1996         1995
REVENUES:
  Snow King Resort          $ 8,522,295  $ 8,529,989  $ 8,518,936
  Oil and gas interests
    (Note 10)                    27,880       52,922       50,090
  Rentals                         1,081          590          500
  Interest                        7,653        4,316        4,307
  Other                             -0-           39          -0-
  Gain on assets sold           114,410          -0-       16,289
      Total revenues        $ 8,673,319  $ 8,587,856  $ 8,590,122
EXPENSES:
  Snow King Resort
    operating               $ 7,342,616  $ 7,460,897  $ 7,324,106
  Oil and gas interests          16,555       27,772       25,173
  Amortization                   24,586       99,537       70,668
  Depreciation                  622,970      612,156      616,402
  Provision for doubtful
    accounts                      6,000        5,790        3,931
  Other                          46,810       45,650       43,736
  Interest                      700,956      699,929      689,403
      Total expenses        $ 8,760,493  $ 8,951,731  $ 8,773,419
NET LOSS BEFORE
  EXTRAORDINARY ITEM      ($    87,174)($   363,875)($   183,297)
Extraordinary Item:
  Provision for Snow King
  Resort Center receivable
  collectibility          (  1,000,000)         -0-          -0-
Net loss before provision
  for income tax          ($ 1,087,174)($   363,875)($   183,297)
Provision for income tax            -0-          -0-          -0-

NET LOSS                  ($ 1,087,174)($   363,875)($   183,297)
Minority interest in loss
  of subsidiary                 276,746       82,063       39,873

NET LOSS                  ($   810,428)($   281,812)($   143,424)
LOSS PER COMMON SHARE
  (Computed on the
  weighted average number
  of shares outstanding
  for the year)           ($     .0813)($     .0283)($     .0144)

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING       9,965,015    9,965,015    9,965,015


          The accompanying notes to financial statements are an integral part of these statements.

                                F-5
           WESTERN STANDARD CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS

       FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                               1997         1996         1995
INCREASE (DECREASE) IN
CASH:
Cash flows from operating
activities:
  Cash received from
    customers               $ 8,563,259  $ 8,650,264  $ 8,529,701
  Cash paid to suppliers
    and employees         (  7,193,242)(  7,884,728)(  7,798,179)
  Interest received               7,653        4,317        4,307
  Interest paid           (    700,956)(    699,929)(    689,403)
      Net cash provided
        by operations       $   676,714  $    69,924  $    46,426
Cash flows from investing
activities:
  (Payments to) decrease
    in restricted cash
    capital expenditure
    account                $     2,282 ($    18,425)($        48)
  Sales of assets               130,660          -0-      315,000
  Investment related
    corporation           (      1,856)(      3,324)          -0-
  Capital expenditures    (    289,356)(    338,292)(    508,309)
  Investment/repayment
    Snow King Center      (    100,778)       5,865 (    120,684)
  Condominium construction
    costs                          -0-          -0- (     13,305)
    Net cash provided
      (used) by investing
      activities          (    259,048)($   354,176)($   327,346)
Cash flows from financing
activities:
  Borrowing from banks and
    leasing companies       $ 1,083,870  $ 2,520,451  $ 1,081,132
  Stock issued for cash             -0-          -0-      130,200
  Principal payments to
    banks, officers, and
    leasing companies     (  1,277,171)(  2,156,611)(    923,221)
  Payment of loan fees    (      2,125)(    105,365)(      6,200)
    Net cash provided
      (used) by financing
      activities          (    195,426) $   258,475  $   281,911
Net increase (decrease)
  in cash                      222,240 ($    25,777) $       991
Cash at beginning of year       159,922      185,699      184,708

Cash at end of year         $   382,162  $   159,922  $   185,699

     Cash consists of cash on hand and cash in unrestricted bank accounts and short term cash investments.
                      (continued on page F-7)
                                F-6
           WESTERN STANDARD CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Continued)
       FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                               1997          1996         1995
RECONCILIATION OF NET
INCOME TO NET CASH PROVIDED
BY OPERATING ACTIVITIES:
Net income (loss)         ($   810,428)  ($ 281,812)  ($ 143,424)

Adjustments to reconcile
net income to net cash
provided (used) by
operating activities:
  Depreciation and
    amortization                647,556      708,898      687,070
  Increase (decrease)
    in advance deposits   (     16,060)  (   44,173)     107,404
  (Increase) decrease in
    accounts receivable         28,061       65,714   (   39,196)
  (Increase) decrease in
    prepaid expenses      (     21,206)  (   17,548)      28,284
  Decrease (increase) in
    inventories           (      5,584)      13,657   (    2,056)
  Decrease in other assets         -0-          -0-          -0-
  (Decrease) increase in
    accounts payable and
    accrued expenses           266,251   (  292,079)  (  534,865)
  Gain on assets sold     (    114,410)         -0-   (   16,290)
  Sno-Devils receivable   (     20,552)         -0-          -0-
  Provision for Snow King
    Resort Center
    receivable               1,000,000          -0-          -0-
  Accrued interest-
    officer note          (        168)  (      670)  (      628)
  Allocation of minority
    interest in subsidiary
    income or loss        (    276,746)  (   82,063)  (   39,873)

      Net cash provided by
        operations          $   676,714    $  69,924    $  46,426










          The accompanying notes to financial statements are an integral part of these statements.

                                F-7
                                                      Schedule A

           WESTERN STANDARD CORPORATION AND SUBSIDIARIES

             PROPERTY, EQUIPMENT AND INTANGIBLE ASSETS

               FOR THE YEAR ENDED DECEMBER 31, 1997


                 Balance at                           Balance at
                  beginning    Additions    Retire-      end
Classification    of period     at cost     ments      of period

PROPERTY AND
EQUIPMENT:
Land            $  1,383,088   $  87,678   $  6,250  $  1,464,516
Mineral claims
  and leases             500         -0-        -0-           500
Producing oil
  and gas
  interests          323,562         -0-     57,843       265,719
Machinery and
  equipment          135,569         -0-     17,891       117,678
Hotel building
  improvements     6,887,975      97,336        -0-     6,985,311
Hotel furniture
  and fixtures     3,132,333     104,342        -0-     3,236,675

                $ 11,863,027   $ 289,356   $ 81,984  $ 12,070,399

Property and equipment                               $ 12,070,399
Accumulated depreciation (Schedule A-1)            (   3,934,552)

  Property and equipment net of accumulated
    depreciation                                     $  8,135,847

Amortizable Assets:

Costs of acquiring
  ski shelter
  lease             $ 42,538       $ -0-      $ -0-  $     42,538

Accumulated amortization                           (       6,497)

        Net                                          $     36,041

Prepaid loan fees  $ 409,248     $ 2,125  $ 320,013  $     91,360

Accumulated amortization                           (      23,170)

        Net                                          $     68,190



          The accompanying notes to financial statements are an integral part of these statements.

                                F-8
                                                      Schedule A-1

           WESTERN STANDARD CORPORATION AND SUBSIDIARIES

       ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION

           OF PROPERTY, EQUIPMENT AND INTANGIBLE ASSETS

               FOR THE YEAR ENDED DECEMBER 31, 1997


                             Depreciation
                             and amorti-
                                 zation
                  Balance at  charged to              Balance at
                   beginning   costs and    Retire-      end
Description        of period    expenses    ments      of period

PROPERTY AND
EQUIPMENT:
Producing oil
  and gas
  interests       $   294,024  $     -0-  $  47,843   $   246,181
Machinery and
  equipment           124,633        -0-     17,891       106,742
Hotel building
  improvements        992,871    230,786        -0-     1,223,657
Hotel furniture
  and fixtures      1,965,788    392,184        -0-     2,357,972

                  $ 3,377,316  $ 622,970  $  65,734   $ 3,934,552

AMORTIZATION:
Leasehold
  interest            $ 5,081    $ 1,416      $ -0-       $ 6,497

Loan fees           $ 320,013   $ 23,170  $ 320,013      $ 23,170

















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

           WESTERN STANDARD CORPORATION AND SUBSIDIARIES

             PROPERTY, EQUIPMENT AND INTANGIBLE ASSETS

               FOR THE YEAR ENDED DECEMBER 31, 1996


                 Balance at                           Balance at
                  beginning    Additions    Retire-      end
Classification    of period     at cost     ments      of period

PROPERTY AND
EQUIPMENT:
Land            $  1,312,626   $  70,462      $ -0-  $  1,383,088
Mineral claims
  and leases             500         -0-        -0-           500
Producing oil
  and gas
  interests          323,562         -0-        -0-       323,562
Machinery and
  equipment          135,569         -0-        -0-       135,569
Hotel building
  improvements     6,798,165      89,810        -0-     6,887,975
Hotel furniture
  and fixtures     2,954,313     178,020        -0-     3,132,333

                $ 11,524,735   $ 338,292      $ -0-  $ 11,863,027

Property and equipment                               $ 11,863,027
Accumulated depreciation (Schedule B-1)            (   3,377,316)

Property and equipment net of accumulated
  depreciation                                       $  8,485,711

Amortizable Assets:

Costs of acquiring
  ski shelter
  lease             $ 42,538       $ -0-      $ -0-  $     42,538

Accumulated amortization                           (       5,081)

        Net                                          $     37,457

Prepaid loan fees  $ 303,883   $ 105,365      $ -0-  $    409,248

Accumulated amortization                           (     320,013)

        Net                                          $     89,235



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

       ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION

           OF PROPERTY, EQUIPMENT AND INTANGIBLE ASSETS

               FOR THE YEAR ENDED DECEMBER 31, 1996




                             Depreciation
                             and amorti-
                                 zation
                  Balance at  charged to              Balance at
                   beginning   costs and    Retire-      end
Description        of period    expenses    ments      of period

PROPERTY AND
EQUIPMENT:
Producing oil
  and gas
  interests       $   294,024  $     -0-    $   -0-   $   294,024
Machinery and
  equipment           124,588         45        -0-       124,633
Hotel building
  improvements       770,285    225,381   (  2,795)      992,871
Hotel furniture
  and fixtures      1,579,058    386,730        -0-     1,965,788

                 $ 2,767,955  $ 612,156   ($ 2,795)  $ 3,377,316

AMORTIZATION:
Leasehold interest    $ 3,663  $   1,418    $   -0-   $     5,081

Loan fees           $ 221,894  $  98,119    $   -0-   $   320,013
















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

                               F-13
           WESTERN STANDARD CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    DECEMBER 31, 1997 AND 1996

NOTE 1:  HISTORY OF THE COMPANY:

     The Company was incorporated under the laws of the State of Wyoming in 1955. It acquired oil, gas and mineral properties which were assigned to other operators with the Company retaining a royalty position in the properties assigned.

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

                    DECEMBER 31, 1997 AND 1996

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

     Snow King Resort, Inc. borrowed $5,000,000 from ORIX USA and Jackson State Bank, issued $2,072,000 in convertible debentures, and sold $112,000 in Class A stock to outside investors in order to purchase the hotel building, land, and furniture and fixtures from the owner, Americana Hotels Realty Corporation (AHRC) for the total purchase price of $6,000,000. Snow King Resort, Inc. paid $350,000 to AHRC for its remaining 50% interest in Snow King Partnership's assets. The convertible debentures were converted into Class A preferred stock in Snow King Resort, Inc. in 1994.

     As a condition of the making of the ORIX loan, Western
Standard Corporation and Snow King, Incorporated have placed all

                               F-15
           WESTERN STANDARD CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    DECEMBER 31, 1997 AND 1996

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  Continued:

their shares of Class B common stock of Snow King Resort, Inc. into a voting trust, granting to Manuel B. Lopez the sole right to vote such shares for the duration of the voting trust. The initial term of the voting trust is ten years, and may be extended for subsequent ten-year periods by the consent of Western Standard Corporation and Mr. Lopez.

Accrued Vacation:

     Accrued expenses include accrued vacation liability of $78,006 and $92,818 at December 31, 1997 and 1996, respectively, for the employees of Snow King Resort, Inc.

Use of Estimates:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentrations of Risk:

     Western Standard and its subsidiaries maintain cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

NOTE 3:  OTHER ASSETS:

     Other assets include:
                                             1997        1996

    Investment in stock (Snow King
      Resort Center and other)             $  11,902   $  10,046
    Prepaid loan fees, net of
      amortization                            68,190      89,235
    Incorporation costs                        1,163       1,163
    Account receivable, Sno-Devils
      Snowmobile Club, USFS Fees
      (Note 12)                               20,552         -0-

                                           $ 101,807   $ 100,444




                               F-16
           WESTERN STANDARD CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    DECEMBER 31, 1997 AND 1996

NOTE 4:  LONG AND SHORT TERM DEBT:

                         Inte-             Portion due
1997:                     rest                within       Long term
               Security  rate    Balance     one year      portion
Leases:
Sulcus
Hospitality,
monthly
payments     Restaurant
$1,351       computers   15.4% $    29,524 $    13,362   $    16,162

ORIX
telephone
lease,
monthly
payments      Telephone
$3,062        equipment    10%      74,032      30,936        43,096

Sulcus
Hospitality,
Additional
monthly
payments
$141          equipment  12.9%       2,763       1,439         1,324

Wyoming.com
LLC, monthly
payments       Internet
$127          equipment   6.1%       1,221       1,221           -0-

ORIX
telephone
lease,
monthly
payments     Additional
$455          equipment     9%      10,553       4,576         5,977

Xerox Corp.,
monthly
payments $346    Copier  15.4%       6,321       3,402         2,919

Xerox Corp.,
monthly
payments $89     Copier  9.38%       2,349         931         1,418
  Total leases                 $   126,763 $    55,867   $    70,896





                               F-17
           WESTERN STANDARD CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    DECEMBER 31, 1997 AND 1996

NOTE 4:  LONG AND SHORT TERM DEBT:  Continued:

                         Inte-             Portion due
1997:                     rest                within       Long term
               Security  rate    Balance     one year      portion
Notes Payable:
ORIX/Jackson
State Bank,       Land,
monthly      buildings,
payments     furniture
$66,559      and fixt. 10.125% $ 5,831,876 $   218,174   $ 5,613,702

AICCO
Insurance
financing                   7%     122,424     122,424           -0-

General Motors
Acceptance
Corporation,
monthly
payments     1993 Chev.
$541              truck   7.9%       5,719       5,719           -0-

Bank of
Jackson Hole,
Shareholder
line of     Shareholder  Prime
credit       guarantees   +.5%     620,000     620,000           -0-

Dealers
Credit
Corp.,
monthly
payments
$361       Exmark mower   9.8%       6,321       3,878         2,443
  Total notes payable          $ 6,586,340 $   970,195   $ 5,616,145

TOTAL LONG AND SHORT
  TERM DEBT                    $ 6,713,103 $ 1,026,062   $ 5,687,041












                               F-18
           WESTERN STANDARD CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    DECEMBER 31, 1997 AND 1996


NOTE 4:  LONG AND SHORT TERM DEBT:  Continued:

                         Inte-             Portion due
1996:                     rest                within       Long term
               Security  rate    Balance     one year      portion
Leases:
Sulcus
Hospitality,
monthly
payment      Restaurant
$1,351        computers  15.4%  $   41,388   $  11,863   $    29,525

Nautilus
Internat'l.,
monthly
payments       Exercise
$365          equipment    12%       4,300       4,086           214

ORIX
telephone
lease,
monthly
payments      Telephone
$3,062        equipment    10%     102,152      28,121        74,031

Sulcus
Hospitality,
monthly
payments     Additional
$141          equipment  12.9%       4,040       1,277         2,763

Wyoming.com
LLC, monthly
payments       Internet
$127          equipment   6.1%       2,557       1,336         1,221

ORIX
telephone
lease,
monthly
payments     Additional
$455          equipment     9%      14,682       4,129        10,553

Xerox Corp.,
monthly
payments $346    Copier  15.4%       9,236       2,915         6,321
  Total leases                 $   178,355   $  53,727   $   124,628



                               F-19
           WESTERN STANDARD CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    DECEMBER 31, 1997 AND 1996


NOTE 4:  LONG AND SHORT TERM DEBT:  Continued:

                         Inte-             Portion due
1996:                     rest                within       Long term
               Security  rate    Balance     one year      portion
Notes Payable:
ORIX/Jackson
monthly
payments
approximately
$53,000           Land,
($66,500      buildings
after         furniture
4/15/96)     and fixt. 10.125% $ 6,029,126   $ 197,250   $ 5,831,876

AICCO
Insurance
financing                5.82%     138,521     138,521           -0-

General
Motors
Acceptance
Corporation,
monthly
payments     1993 Chev.
$541              truck   7.9%      10,402       5,875         4,527

Jackson                    JSB
State Bank                base
line of     Shareholder   rate
credit       guarantees   +.5%     550,000     550,000           -0-
  Total notes payable          $ 6,728,049   $ 891,646   $ 5,836,403

TOTAL LONG AND SHORT
   TERM DEBT                   $ 6,906,404   $ 945,373   $ 5,961,031















                               F-20
           WESTERN STANDARD CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    DECEMBER 31, 1997 AND 1996

NOTE 4:  LONG AND SHORT TERM DEBT:  Continued:

                       Snow King Resort, Inc. is required to make monthly deposits equalling three percent of sales to a capital expenditure account for replacements and improvements. The balance of this account was $1,070 and $4,692 at December 31, 1997 and 1996, respectively.
Debt maturities over the next four years are as follows (see Note 11 for lease maturities):

    1998                         $   970,195
    1999                             243,763
    2000                             266,919
    2001                           5,105,463

                                 $ 6,586,340

    Manuel B. and Deborah Lopez are guarantors on the ORIX debt to the extent of one million dollars. Snow King Resort pays them guarantor's fees of $1,000 per month.

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

    The loan agreement requires Snow King Resort, Inc. to fund a property tax reserve account for the payment of property taxes.
This account had a balance of $17,228 at December 31, 1997.

    The loan agreement restricts payment of dividends or other payments to shareholders during the loan term. The assets of Snow King Resort, Inc. are thus unavailable for use by its parent for loans or dividends. The September, 1994 loan modification agreement allows only $100,000 in annual subsidy to Snow King Resort Center, Inc. In 1996, Snow King Resort, Inc. advanced $179,410 to Snow King Resort Center. Snow King Resort Center sold its liquor license for $199,376; the proceeds of which were received by Snow King Resort, Inc. as a reduction of the Center receivable. In 1997, Snow King Resort, Inc. advanced $100,777 to Snow King Resort Center.








                               F-21
           WESTERN STANDARD CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    DECEMBER 31, 1997 AND 1996

NOTE 4:  LONG AND SHORT TERM DEBT:  Continued:

     Short term borrowings information:
                                             1997        1996

    Balance at end of year                  $ 742,424 $   688,521
    Range of interest rates               5.82% - 10% 5.82% - 10%
    Maximum outstanding                     $ 894,931 $ 1,409,956
    Average outstanding, computed
      by weighted average of end
      of month balances                     $ 677,800 $   863,057
    Weighted average interest rate
      computed by weighted average
      interest due, divided by
      average note balance                       8.8%        8.8%

    Loans included in this computation were the Jackson State Bank and Bank of Jackson Hole lines of credit, and AFCO and AICCO
Insurance financing.

NOTE 5:  OPTIONS ON LOVE LAND:

    During 1995, the Resort entered into an option agreement with
J. David Love and Jane M. Love to purchase approximately one-half acre of land. Option payments of $9,000 every three months after 1995 enable the Resort to purchase the land for $396,800 on or before July 15, 1997. All option payments due were made in 1997 and 1996. The option agreement was modified in 1997. Payments of $66,200 extended the option term and lowered the land price to $346,800. Payments of $7,800 every three months will enable the Resort to exercise the option at any time before October 15, 1999. Through December, 1997, the Resort has paid $145,900 in option payments which have been recorded as land cost.

NOTE 6:  STOCK OPTION AND STOCK BONUS PLAN:

    During 1972, the Board of Directors approved a Stock Bonus Plan of indefinite term whereby certain officers and key employees were granted shares of the Company's common stock for services rendered during the year, based on their salaries and in some cases their length of service with the Company.

    Under this Plan, shares have been granted in prior years. No stock bonuses were issued in 1997 or 1996. The Plan provides that, at the discretion of the Executive Committee of the Board of Directors, a cash bonus in the approximate amount of the income tax related to the stock bonus may be paid to such employees. No such cash bonuses have been paid as of December 31, 1997.



                               F-22
           WESTERN STANDARD CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    DECEMBER 31, 1997 AND 1996

NOTE 6:  STOCK OPTION AND STOCK BONUS PLAN:  Continued:

    Snow King Resort, Inc. has granted an option to purchase up to 3,000 shares of Class B common stock of Snow King Resort, Inc. to
Manuel and Deborah Lopez. The option price has been set at $140 per share. The option was not exercised in 1997 or 1996.

NOTE 7:  FEDERAL INCOME TAXES:

    Western Standard Corporation and its subsidiaries filed consolidated income tax returns in 1993 and prior years. Since Western Standard's ownership in Snow King Resort, Inc. dropped below 80% in 1994, separate income tax returns for Snow King Resort, Inc. were filed after that year. Western Standard's net operating loss carryover at December 31, 1997 is approximately $477,000, which will begin to expire in 2000 if not used.

    Snow King Resort, Inc. succeeded to the net operating loss of Snow King, Incorporated of approximately $999,000. The net operating loss carryovers from Snow King, Incorporated have limited deductibility of approximately $86,000 per year. Snow King Resort, Inc. also acquired the investment credit and jobs credit carryovers of Snow King, Incorporated. Investment credit carryovers of $3,587 remained at December 31, 1997, which will expire in 2000, if not used.

    Western Standard's income tax returns through 1976 were examined by the Internal Revenue Service in 1978, and were accepted as filed.

    The federal tax income for Western Standard and Western Recreation is approximately $86,970 for 1997. The tax loss for Snow King Resort, Inc. for 1997 is approximately $80,840. The federal tax return loss for 1996 was $15,641 for Western Standard and Western Recreation; and a $338,997 loss for Snow King Resort, Inc. The federal tax return loss differs from net financial loss because of depreciation differences and differences in deductions. No deferred tax assets have been recorded for these differences because of the Company's history of income tax losses.

NOTE 8:  RELATED PARTY TRANSACTIONS:

    The Resort is managed by a corporation, Snow King Resort Management, Inc., which is controlled by two officers and directors of Western Standard. The Resort pays a management fee of 2% of sales to Snow King Resort Management, Inc. At December 31, 1997, Snow King Resort, Inc. owed the management company $11,925 in management fees.



                               F-23
           WESTERN STANDARD CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    DECEMBER 31, 1997 AND 1996

NOTE 8:  RELATED PARTY TRANSACTIONS:  Continued:

    An officer of Western Standard Corporation owes a note payable to Western Standard which carries an interest rate of 9%. This note has a balance of $10,000 at December 31, 1997.

    Western Standard agreed to pay a fee of $100,000 to the officer for structuring the Snow King Resort, Inc. asset purchase. $10,000 of this fee was paid in 1992, and the remaining $90,000 is shown as a noncurrent liability on the financial statements.

    The shareholders of Snow King Resort, Inc. formed a related corporation, Snow King Resort Center, Inc., to operate and lease the Town of Jackson's skating rink facility. The facility can be used to house conventions, exhibitions, and large banquets. The facility is operated in conjunction with the Resort. Western Standard owns 49% of Snow King Resort Center, Inc. Since Western Standard does not own a controlling interest in Snow King Resort Center, Inc., that corporation's transactions are not included in these consolidated statements. During 1996, Snow King Resort, Inc. advanced $179,410 to Snow King Resort Center, Inc. During 1997, Snow King Resort, Inc. advanced $100,777 to Snow King Resort Center, Inc. The total amount receivable from Snow King Resort Center, Inc. at December 31, 1997 is $1,135,896.

    Western Standard's oil and gas revenues are dominated by one buyer, 88 Oil. This buyer purchased the following amounts of oil and gas in the following years:

    1993                    $ 47,008
    1994                    $ 39,628
    1995                    $ 37,621
    1996                    $ 25,894
    1997                    $ 13,149

NOTE 9:  LEASEHOLD INTEREST:

    Snow King Resort, Inc. acquired the leases of Snow King, Incorporated on March 13, 1992. One lease was with the Town of Jackson for an old ski shelter. The Town demolished the old ski shelter and replaced it with a larger structure housing both a ski shelter and a large skating rink. Snow King Resort, Inc. paid costs of demolition and excavation in the amount of $21,414. Snow King Resort, Inc. transferred 1.3 acres of land costing $21,124 to the Town upon which to build the facility. These items were capitalized as leasehold costs. The lease agreement was dated April 22, 1994. The lease calls for monthly payments of $2,800 to the Town of Jackson, and supplemental rent based on gross revenues generated by the facility. Leasehold costs are being amortized over the 30 year term of the lease at the rate of $1,418 per year.

                               F-24
           WESTERN STANDARD CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    DECEMBER 31, 1997 AND 1996

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

    All of Western Standard's oil and gas properties are located in central Wyoming. No costs related to exploration and development of these properties have been incurred over the past three years. The capitalized costs for the last three years is nil. Western Standard sold its wells in the Kaye Field, Converse County, Wyoming, in 1997, for $70,000.

NOTE 11:  LEASES:

    Snow King Resort, Inc. has several lease agreements for hotel assets. All of these agreements have been classified as capital leases. The leases have terms of 36 to 60 months. The following costs of equipment are included in fixed assets in accordance with these leases in 1997 and 1996:

                                              1997        1996

    Total lease-purchased assets paid
      for in prior years                    $ 163,157   $ 163,157
    Accumulated depreciation              (  136,224) (  128,988)

          Net assets                        $  26,933   $  34,169

    Total lease-purchased assets
      covered by current leases             $ 264,348   $ 261,558
    Accumulated depreciation              (  105,406) (   70,868)

          Net assets                        $ 158,942   $ 190,690











                               F-25
           WESTERN STANDARD CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    DECEMBER 31, 1997 AND 1996

NOTE 11:  LEASES:  Continued:

    Presented below is a schedule by years of future minimum lease payments under the capital leases with the principal amount net minimum lease payments as of December 31, 1997.

    Year ended December 31, 1998               $  66,604
                            1999                  64,907
                            2000                  11,993
          Total minimum lease payments         $ 143,504
    Amount representing interest             (   16,741)
          Principal amount of minimum
            lease payments                     $ 126,763

    Current portion of principal amount        $  55,867

    Long term portion of principal amount      $  70,896

NOTE 12:  CONTINGENT LIABILITIES AND FORMER CONTINGENT LIABILITIES:

    The Resort was audited by the Forest Service in 1995. The Forest Service, in a draft report, proposed additional fees due of $106,888, for use of Forest Service lands. The Resort protested these additional fees. During 1997, an agreement was signed fixing the Resort's liability for fees for 1989-1996 at $63,860. The Sno-Devils Snowmobile Club owes the Resort $20,553 for its share of the
USFS fees.

    The Resort has guaranteed payment of Snow King Resort Center,
Inc.'s payment of additional rent on the ice skating rink to the Town of Jackson. These payments are $2,155 per month.

NOTE 13:  LIQUIDITY:

    At December 31, 1997 and 1996, Snow King Resort, Inc. had negative working capital which caused difficulties in paying its current operating obligations. The cash flow shortfalls arose in part because of seasonal fluctuations in sales. Other factors contributing to the cash flow problems were cost overruns in constructing the new chair lift, cash advances to Snow King Resort Center, Inc., and purchases of fixed assets. These expenditures used cash that was therefore unavailable for payment of trade creditors. Some trade creditors have demanded payment upon delivery of goods.

    The possible effect of these conditions is that trade creditors may no longer extend credit to the Resort, adversely affecting operations. New vendors must be found to replace those who will not carry the Resort account.


                               F-26
           WESTERN STANDARD CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    DECEMBER 31, 1997 AND 1996

NOTE 13:  LIQUIDITY:  Continued:

    Collection of the $1,135,896 advanced to the Snow King Resort Center, Inc. over the last five years is dependent on future profitable operation of that facility or future sale. It is doubtful that the amount receivable will be collectible in the next year. A merger of Snow King Resort Center, Inc. into Snow King Resort, Inc. is planned. An allowance of $1,000,000 has been established to reduce this account receivable to its estimated realized value.

NOTE 14:  INDUSTRY SEGMENT INFORMATION:

    Western Standard Corporation's major operations are in oil and gas working interests and, through Snow King Resort, Inc. its 76% owned subsidiary, the resort industry. Selected information concerning those industry segments is presented below:

                                       1997      1996      1995

REVENUE - oil and gas interests      $ 27,880  $ 52,922  $ 50,090
PRODUCTION COSTS                   (  16,555)(  27,772)(  25,173)

OPERATING INCOME - oil and gas       $ 11,325  $ 25,150  $ 24,917

IDENTIFIABLE ASSETS (at net
  book value)                        $ 28,716  $ 38,716  $ 38,716

CAPITAL EXPENDITURES                 $    -0-  $    -0-  $    -0-


                             1997          1996          1995

REVENUE - Snow King
  Hotel Segment          $  8,522,295  $  8,529,989  $  8,518,936

OPERATING INCOME         $  1,633,190  $  1,729,946  $  1,844,800

DEPRECIATION             $    622,970  $    612,111  $    615,981

IDENTIFIABLE ASSETS
  (at net book value)    $ 10,047,605  $ 10,163,854  $ 10,486,455

CAPITAL EXPENDITURES     $    289,356  $    338,292  $    508,309







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

Item 9.  Directors, Executive Officers, Promoters and Control
Persons; Compliance with Section 16(a) of the Exchange Act.

    Information concerning each director and executive officer of WSC, including business experience for at least the past five years, is as follows:

    Stanford E. Clark, age 80, currently President, Treasurer, Comptroller and a director, has been President, Vice President, Treasurer, Comptroller and a Director of WSC from 1957 through 1969 and from 1974 to present. He has also been Vice President and a Director of Snow King Resort Management, Inc. since 1986 and Treasurer and a Director of Snow King Resort, Inc. since February, 1992.

    Manuel B. Lopez, age 54, currently Vice President and a director, has been a Vice President and Director of WSC since 1979.
He is also an owner of management companies, manager of Snow King Complex, President and a Director of Snow King Resort Management, Inc. since 1986, and President and a Director of Snow King Resort, Inc. since February, 1992.

    Richard G. Roylance, age 82, currently Secretary and a director, has been Secretary and Director of WSC since 1969. He was formerly a maintenance manager and is presently retired.

    James M. Peck, age 34, currently a director, has been a director of WSC since January 1, 1988. Prior to such time, he was primarily a student and had no other business experience. Mr. Peck also owns and operates a miniature golf course in Jackson, Wyoming.
He recently acquired a company that provides float trips on the Snake River near Jackson. He has been a Director and employee of SKRI since February, 1992.

    No family relationships exist between or among any of the directors and executive officers. No director serves as a director of any other company with a class of equity securities registered under the Securities Exchange Act of 1934 or a company registered as an investment company under the Investment Company Act of 1940.

    No director, officer, or beneficial owner of more than ten percent of the outstanding shares of WSC common stock failed to file on a timely basis, as disclosed in Forms 3, 4, and 5, and any amendments thereto, reports required by Section 16(a) of the Securities and Exchange Act of 1934 during the fiscal year ended December 31, 1997, or prior fiscal years, which are required to be disclosed herein.



Item 10.  Executive Compensation.

    The following table sets forth cash compensation paid by WSC, its subsidiaries and associated companies to its executive officers; one of which received in excess of $100,000 during the year ended December 31, 1997:

                    Summary Compensation Table

                                            Other            All
Name and              Fiscal   Annual      Annual           Other
Principal Position     Year    Salary   Compensation    Compensation
Stanford E. Clark      1997    $28,800         $ 600     $42,046 (1)
Chief Executive
  Officer              1996    $28,800         $ 600     $40,319 (1)

Manuel B. Lopez        1997    $34,365   $ 7,138 (2)    $289,734 (3)
Vice President of
  WSC and Chief
  Executive Officer
  of SKRI              1996    $36,000   $11,287 (2)    $252,695 (4)
_______________

(1) Amounts paid to Mr. Clark by SKRMI from fees paid to SKRMI by SKRI.

(2)  Incidental fringe benefits.

(3) Includes (i) $105,123 paid to Mr. Lopez by SKRMI from fees paid to SKRMI by SKRI; (ii) $12,000 paid to Mr. Lopez by SKRI for guaranteeing the ORIX Loan; and (iii) $172,010 in fees and commissions paid to Mr. Lopez by SKRMI, and $600 in Director's fees paid by WSC.

(4) Includes (i) $112,236 paid to Mr. Lopez from fees paid to SKRMI by SKRI; (ii) $12,000 paid to Mr. Lopez by SKRI for guaranteeing the ORIX loan; and (iii) $128,459 in fees and commissions paid to Mr. Lopez by SKRMI.

     The Company pays directors $50 per meeting attended or $600 per year, whichever is greater. Directors are also reimbursed for reasonable out-of-pocket expenses incurred in connection with their duties.

Item 11.  Security Ownership of Certain Beneficial Owners and
Management.

     As of March 15, 1998, the only persons known by WSC to own beneficially more than 5% of the issued and outstanding common stock of WSC were:

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

     The following sets forth information as of March 15, 1998, concerning each director's and executive officer's ownership of common stock (WSC's only class of voting securities), on an individual basis and ownership by all directors and executive officers of WSC as a group:


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

     On March 14, 1997, Mr. Lopez paid interest in the amount of $732.14 through December 31, 1996. A new note was issued in the amount of $10,000, to mature October 31, 1997, with interest increased to 9%. Interest was paid to 12/31/97 and a new note in the amount of $10,000 was signed by Mr. Lopez, effective 1/1/98, bearing 9% interest and matures December 31, 1998.

     In November, 1995, Mr. Lopez loaned $30,000 to SKRI. This note bears interest at the rate of 9% per annum and matures March
31, 1996.  This note was paid in full on February 20, 1996.

     On December 28, 1995, SKRI borrowed $15,000 from WSC. This unsecured note bears interest at the rate of 9% per annum and matures March 31, 1996. On February 12, 1997, the interest was paid and the maturity date extended to October 31, 1997 by a new 9% note. Interest was paid to 12/31/97 and a new note in the amount of $15,000 effective 1/1/98 was signed by Mr. Lopez, bearing 9% interest and matures December 31, 1998.

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

     In March, 1992, SKI paid SKRMI $75,000 as a cash bonus to be paid to Mr. Lopez. This Bonus was granted to Mr. Lopez by SKRMI in 1990 and was ratified by SKI in 1991, and was originally to be paid on July 5, 1990. It was paid in full March 26, 1992.

     On April 5, 1991, SKP entered into a lease agreement with Wind River Ventures, Inc. ("Wind River"), a corporation owned and controlled by James M. Peck, a director of WSC, providing for the lease of property later owned by SKRI, to Wind River, for the purpose of conducting a miniature golf course business (the "Business") on such property. The initial term of the lease is from April 1, 1991 through March 31, 1997. The terms of the lease have been changed; the maturity date is March 31, 2008.

     Snow King Resort has leased a small building and a parking area to Wyoming Rafting Adventures, Inc., a corporation owned by James M. Peck, a directory of WSC, to be used in the operation of its float trip business. The lease is for four months ending September 15, 1998.

     On March 10, 1992, WSC granted Mr. Lopez a bonus of $100,000 in recognition of his efforts in successfully completing the Restructuring. The bonus is payable in two increments, $10,000, which was paid in 1992 and $90,000 in the future, if and when WSC is in a position to pay him such amount in a lump sum. The unpaid portions of the bonus will not accrue interest.

     Mr. Lopez is a cosigner on the $850,000 line of credit of SKRI at Bank of Jackson Hole. As such, he is personally liable for the outstanding amount of such line of credit. As of December 31, 1997, the outstanding principal amount of such line of credit was $620,000. During the past several years, Messrs. Clark and Lopez have each been personally liable for certain of SKI's borrowings.

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

(F)  Filed herewith as Exhibit 92.22.1

_______________

     (b) No reports on Form 8-K have been filed by the registrant during the fourth quarter of the year ended December 31, 1997.

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

                                   WESTERN STANDARD CORPORATION

Date:  March 30, 1998              By:/s/ Stanford E. Clark
                                      Stanford E. Clark, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  March 30, 1998              /s/ Stanford E. Clark
                                   Stanford E. Clark
                                   President, Treasurer (Principal
                                   Executive, Financial and
                                   Accounting Officer) Comptroller
                                   and Director

Date:  March 30, 1998              /s/ Manuel B. Lopez
                                   Manuel B. Lopez
                                   Vice President and Director


Date:  March 30, 1998              /s/ Richard G. Roylance
                                   Richard G. Roylance
                                   Secretary and Director


Date:  _______________             unavailable-out of state
                                   James M. Peck
                                   Director