Form 10QSB
period 1998-03-31
WESTERN STANDARD CORP
filed 1998-05-19
CIK 106318

U.S. SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

                            FORM 10QSB


           [X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

             For Quarterly period ended March 31, 1998

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
9,965,015 common $0.05 par at May 13, 1998.

PART 1, ITEM 1, 2 (1)(i)
                            FORM 10QSB

                   WESTERN STANDARD CORPORATION

                    Consolidated Balance Sheet

                             Unaudited

                          March 31, 1998

Current Assets:
     Cash                                        $    267,442.83
     Accounts Receivable                              358,020.26
     Allowance for Doubtful Accounts            (      14,980.13)
     Notes receivable - officer                        10,000.00
     Inventory - at cost                               58,545.95
      Total Current Assets                       $    679,028.91

Property & Equipment, Net of
     Accumulated Depreciation,
     Amortization and Depletion                  $  8,059,213.84
Other Assets:
*    Accounts Receivable - Snow King Resort
       Center, Inc. and JH Spring Water          $  1,070,344.83
     Allowance for collectibility               (   1,000,000.00)
     Prepaid expenses                                 122,472.14
     Prepaid loan fees                                 62,460.00
     Investment in SKRCI                                6,720.00
     Leasehold Interest                                53,936.84
     Restricted Cash Reserves                          44,000.47
     Other                                              1,164.86
         Total Other Assets                      $    361,099.14

TOTAL ASSETS                                     $  9,099,341.89

The Registrant also owns 12,000 shares of Class B Common stock in Snow King Resort, Inc. at Zero Basis.

* This account receivable is from two new businesses; one is approximately 49% owned by Western Standard Corporation and operated by its subsidiary Snow King Resort, Inc. The other is totally owned by Snow King Resort, Inc. This is not a short term receivable.






PART 1, ITEM 1, 2 (1)(i)
                            FORM 10QSB

                   WESTERN STANDARD CORPORATION

                    Consolidated Balance Sheet

                             Unaudited

                          March 31, 1998

Liabilities:
     Accounts Payable                            $    586,594.41
     Accounts Payable - Other                         242,844.07
     Portion of Long Term Debt
       payable within one year                      1,087,204.00
     Advance Deposit                                  425,654.69
     Accrued Expenses                                 492,839.98
         Subtotal                                $  2,835,137.15

     Long Term Debt                                 5,649,207.11
     Fee Payable - Officer                             90,000.00

TOTAL LIABILITIES                                $  8,574,344.26

Minority Interest in Subsidiary
     2,150 shares of Class A stock
     in SKRI                                     $  2,094,778.19

STOCKHOLDERS INVESTMENT:
     Common Stock, $0.05 par
       value, 10,000,000 shares
       authorized, 9,965,015
       issued and outstanding
       at March 31, 1998                         $    401,201.02
     Capital in Excess of Par
       Value                                        3,334,801.45
     Accumulated Deficit                        (   5,305,783.03)
          Net Stockholders
            Investment                          ($  1,569,780.56)

TOTAL LIABILITIES AND CAPITAL                    $  9,099,341.89


















PART 1, ITEM 1, 2 (1)(ii)
                            FORM 10QSB

                   WESTERN STANDARD CORPORATION
               Consolidated Statement of Operations

                             Unaudited

                    Profit and Loss Information

                                   For the Three (3) Months Ended
                                  Mar. 31, 1998     Mar. 31, 1997

1.  Gross sales less discounts,
    returns and allowances       $ 2,258,464.77   $ 2,163,225.96
2.  Operating Revenues                      -0-              -0-
3.  Total of Captions 1 and 2      2,258,464.77     2,163,225.96
4.  Costs and Expenses
    (a)  Operating Expenses        2,237,876.62     2,115,056.47
    (b)  Interest Expense            167,724.17       173,066.97
    (c)  Depreciation                156,400.00       156,000.00
    Total Costs and Expenses       2,562,000.79     2,444,123.44
5.  Income (Loss) before taxes
    on income & extraordinary
    items                       (    303,536.02) (    280,897.48)
6.  Discontinued Operations                 -0-              -0-
7.  Provisions for taxes on
    income                                  -0-              -0-
8.  Income or (Loss)            (    303,536.02) (    280,897.48)
9.  Minority interest in
    profit (loss) of
    subsidiary                  (     69,936.39) (     78,567.48)
10. Income (Loss) before
    extraordinary items         (    233,599.63) (    202,330.00)
11. Extraordinary items,
    income tax, benefit of
    net operating loss
    carryover                               -0-              -0-
12. Net Income (Loss)           (    233,599.63) (    202,330.00)
13. Earnings (Loss) per share:
    ($233,599.63) : 9,965,015
    issued and outstanding                 (.02)
    ($202,330.00) : 9,965,015
    issued and outstanding                                  (.02)
14. Dividends per share                     -0-              -0-


The results for interim periods are not necessarily indicative of results to be expected for the year.

The information furnished for Western Standard Corporation reflects adjustments which are, in the opinion of management, necessary to a fair statement of the results for this interim period.







PART 1, ITEM 1, 2 (1)(iii)
                            FORM 10QSB

                   WESTERN STANDARD CORPORATION

               CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Unaudited

                                   For the Three (3) Months Ended
                                  Mar. 31, 1998     Mar. 31, 1997
INCREASE (DECREASE) IN CASH:
  Cash flows from operating
  activities:
    Cash received from
      customers                  $ 2,056,983.45   $ 1,852,383.76
    Cash paid to suppliers
      and employees             (  1,961,490.20) (  1,720,002.77)
    Interest paid               (    167,724.17) (    173,066.97)
      Net cash provided
        (used) by operations    ($    72,230.92) ($    40,685.98)

  Cash flows from investing
  activities:
    Payment from officer         $       900.00   $          -0-
    Capital expenditures        (     79,767.24) (     22,078.08)
    Cost of sale of leases                  -0-        10,000.00
    Loans to/payments from Snow
      King Center                     70,730.86         5,517.78
    Increase in restricted
      cash                      (     25,702.86) (     50,403.41)
      Net cash provided
        (used) by investing
        activities              ($    33,839.24) ($    56,963.71)

  Cash flows from financing
  activities:
    Borrowings                   $   105,253.00   $    50,000.00
    Principal payments to
      banks                     (    113,901.40) (    113,376.90)
      Net cash provided
        (used) by financing
        activities              ($     8,648.40)  $    63,376.90
Net increase (decrease) in
  cash                          ($   114,718.56) ($   161,026.59)
Cash at beginning of year            382,161.39       159,921.96

Cash at end of quarter          ($   267,442.83) ($     1,104.63)
RECONCILIATION OF NET INCOME
TO NET CASH USED BY OPERATING
ACTIVITIES:

Net income (loss)               ($   233,599.63) ($   202,330.00)
Adjustments:
  Depreciation and
    amortization                     162,484.00       162,309.00
  Decrease in advance
    deposits                    (     46,990.19) (    205,732.70)
  Increase in accounts
    receivable                  (    175,043.99) (    103,609.50)
  Decrease in prepaid
    expenses                          63,332.82        74,911.65
  Decrease (increase) in
    inventories                 (     11,352.02) (     13,966.73)
  (Decrease) increase in
    accounts payable and
    accrued expenses                 218,321.62       326,299.78
  Collection of Snow Devil
    receivable                        20,552.86              -0-
  Allocation of Minority
    Interest in profit
    (loss) of subsidiary        (     69,936.39) (     78,567.48)
Net cash provided by
  operations                    ($    72,230.92) ($    40,685.98)

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


     (ii)  Material Subsequent Events and Contingencies
           None

    (iii)  Significant Equity Investors

           Six investors own approximately 23.57% of Snow King
           Resort, Inc., a Western Standard Corporation sub-sidiary.

     (iv)  Significant Disposition and Purchase Business
           Combinations.

           None

      (v)  Material accounting changes

           None

PART I, Item 1, 2   (2)(iii)

                   Significant Equity Investors
                             Unaudited
                                                    January 1 to
                                                   Mar. 31, 1998

Sales                                             $ 2,258,464.77

Gross Income                                      $ 2,258,464.77

Net Income (Loss) from continuing operations     ($   303,536.02)
Less Minority Interest in profit or (loss) -
  23.57%                                         ($    69,936.39)

Net Income (Loss)                                ($   233,599.63)




The above figures are for Snow King Resort, Inc., a Western
Standard Corporation subsidiary.  The Registrant owns approximately
76.43 percent of the outstanding Snow King Resort, Inc. voting stock.

PART II

                            FORM 10QSB

                   WESTERN STANDARD CORPORATION

                         Other Information

1.  Legal Proceedings.
    At March 31, 1998, there were no lawsuits filed against either Western Standard Corporation or Snow King Resort, Inc.

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

303(b) 2  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

   (a)  ANALYSIS OF FINANCIAL CONDITION:

        Heavy startup and operating costs at the Snow King Resort Center have created a heavy drain on Snow King Resort's cash flow. Snow King Resort, at times, has not had sufficient cash flow to pay its creditors in a timely manner. Snow conditions in Jackson were very good for skiing during the winter of 1997-98. However, more rooms available in Jackson and fewer people vacationing, had an adverse effect on winter revenues. Summer bookings are impressive.

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

        Western Standard Corporation, the parent company, will have sufficient funds to cover its expenses during 1998 from cash reserves, oil and gas royalties, interest, and accounts receivable.

   (c)  RESULTS OF OPERATIONS:

        Net loss for the first three months of 1998 amounted to $233,599, compared to a loss for the first three months of 1997 in the amount of $202,330.

        Profits and losses for the first three months of 1998 and 1997 came from:

        SOURCE                             1998         1997
                                         ---------    ---------
     Western Standard Corporation       ($   6,793)   $  52,433
     Snow King Resort, Inc.             (  226,781)  (  254,769)
     Western Recreation Corporation     (       25)           6

                                        ($ 233,599)  ($ 202,330)

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

                                WESTERN STANDARD CORPORATION
                                ----------------------------

                                       (Registrant)

Dated:  May 15, 1998            /s/ Stanford E. Clark
                                ----------------------------
                                Stanford E. Clark, President
                                                   Treasurer