Form 10QSB
period 1998-06-30
WESTERN STANDARD CORP
filed 1998-08-14
CIK 106318

U.S. SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

                            FORM 10QSB


           [X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

             For Quarterly period ended June 30, 1998

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
9,965,015 common $0.05 par at August 10, 1998.

PART 1, ITEM 1, 2 (1)(i)
                            FORM 10QSB

                   WESTERN STANDARD CORPORATION

                    Consolidated Balance Sheet

                             Unaudited

                           June 30, 1998

Current Assets:
     Cash                                       $    312,956.50
     Accounts Receivable                             522,696.21
     Allowance for Doubtful Accounts           (      15,598.39)
     Notes receivable                                 10,000.00
     Inventory - at cost                              60,018.91
         Total Current Assets                   $    890,073.23

Property & Equipment, Net of
     Accumulated Depreciation,
     Amortization and Depletion                 $  7,998,684.23

Other Assets:
*    Accounts Receivable - Snow King Resort
       Center, Inc. and JH Spring Water         $  1,047,493.66
     Allowance for collectibility              (   1,000,000.00)
     Prepaid expenses                                 79,806.14
     Prepaid loan fees                                57,255.00
     Investment in SKRCI                               6,720.00
     Leasehold Interest                               35,332.84
     Restricted Cash Reserves                         18,774.34
     Other                                             1,164.86
         Total Other Assets                     $    246,546.84

TOTAL ASSETS                                    $  9,135,304.30



The Registrant also owns 12,000 shares of Class B Common stock in Snow King Resort, Inc. at Zero Basis.

*  This account receivable is from a new business, approximately
49% owned by Western Standard Corporation and operated by its subsidiary Snow King Resort, Inc. This is not a short term receivable.




PART 1, ITEM 1, 2 (1)(i)
                            FORM 10QSB

                   WESTERN STANDARD CORPORATION

                    Consolidated Balance Sheet

                             Unaudited

                           June 30, 1998

Liabilities:
     Accounts Payable                           $    546,596.73
     Accounts Payable - Other                        161,516.22
     Portion of Long Term Debt
       payable within one year                     1,206,697.00
     Advance Deposit                                 607,450.56
     Accrued Expenses                                552,593.09
         Subtotal                               $  3,074,853.60

     Long Term Debt                                5,559,178.46
     Fee Payable - Officer                            90,000.00

TOTAL LIABILITIES                               $  8,724,032.06

Minority Interest in Subsidiary
     2,150 shares of Class A stock
     in SKRI                                    $  2,067,618.91

STOCKHOLDERS INVESTMENT:
     Common Stock, $0.05 par
       value, 10,000,000 shares
       authorized, 9,965,015
       issued and outstanding
       at June 30, 1998                         $    401,201.02
     Capital in Excess of Par
       Value                                       3,334,801.45
     Accumulated Deficit                       (   5,392,349.14)
          Net Stockholders
            Investment                         ($  1,656,346.67)

TOTAL LIABILITIES AND CAPITAL                   $  9,135,304.30







PART 1, ITEM 1, 2 (1)(ii)
                            FORM 10QSB

                   WESTERN STANDARD CORPORATION
               Consolidated Statement of Operations

                             Unaudited

                    Profit and Loss Information


                                   For the Six (6) Months Ended
                                Jun. 30, 1998     Jun. 30, 1997
                               --------------    --------------
1.  Gross sales less discounts,
    returns and allowances     $ 4,257,421.80    $ 3,753,552.70
2.  Operating Revenues                    -0-               -0-
3.  Total of Captions 1 and 2    4,257,421.80      3,753,552.70
4.  Costs and Expenses
    (a)  Operating Expenses      4,016,492.71      3,759,324.13
    (b)  Interest Expense          342,790.50        346,893.15
    (c)  Depreciation              315,400.00        310,000.00
    Total Costs and Expenses     4,674,683.21      4,416,217.28
5.  Income (Loss) before taxes
    on income & extraordinary
    items                     (    417,261.41)  (    662,664.58)
6.  Discontinued Operations               -0-               -0-
7.  Provisions for taxes on
    income                                -0-               -0-
8.  Income or (Loss)          (    417,261.41)  (    662,664.58)
9.  Minority interest in
    profit (loss) of
    subsidiary                (     97,095.67)  (    166,222.57)
10. Income (Loss) before
    extraordinary items                   -0-   (    496,442.01)
11. Extraordinary items,
    income tax, benefit of
    net operating loss
    carryover                             -0-               -0-
12. Net Income (Loss)         (    320,165.74)  (    496,442.01)
13. Earnings (Loss) per share:
    ($417,261.41) : 9,965,015
    issued and outstanding             (.0419)
    ($496,442.01) : 9,965,015
    issued and outstanding                               (.0498)
14. Dividends per share                   -0-               -0-

The results for interim periods are not necessarily indicative of results to be expected for the year.

The information furnished for Western Standard Corporation reflects adjustments which are, in the opinion of management, necessary to a fair statement of the results for this interim period.

PART 1, ITEM 1, 2 (1)(iii)
                            FORM 10QSB

                   WESTERN STANDARD CORPORATION

               CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Unaudited

                                   For the Six (6) Months Ended
                                Jun. 30, 1998     Jun. 30, 1997
                               --------------    --------------
INCREASE (DECREASE) IN CASH:
  Cash flows from operating
  activities:
    Cash received from
      customers                $ 4,073,678.66    $ 3,506.600.67
    Cash paid to suppliers
      and employees           (  3,768,633.82)  (  3,088,418.66)
    Interest paid             (    342,790.50)  (    346,893.15)
      Net cash provided
        (used) by operations  ($    37,745.66)   $    71,288.86
  Cash flows from investing
  activities:
    Reduction in loans to
      officer                  $       900.00    $          -0-
    Capital expenditures      (    178,237.63)  (     74,378.72)
    Increase in restricted
      cash                    (        476.73)  (     13,406.21)
    Reduction in Snow King
      Center loan                   93,582.03          8,564.57
    Sale of asset                         -0-         10,000.00
      Net cash provided (used)
        by investing
        activities            ($    84,232.33)  ($    69,220.36)

  Cash flows from financing
  activities:
    New Loans                  $   285,253.00    $   300,000.00
    Principal payments to
      banks                   (    232,479.90)  (    228,810.55)
      Net cash provided
        (used) by financing
        activities             $    52,773.10    $    71,189.45
Net increase (decrease) in
  cash                        ($    69,204.89)   $    73,257.95
Cash at beginning of year          382,161.39        159,921.96

Cash at end of quarter         $   312,956.50    $   233,179.91

RECONCILIATION OF NET INCOME
TO NET CASH USED BY OPERATING
ACTIVITIES:

Net income (loss)             ($   320,165.74)  ($   496,442.01)
Adjustments:
  Depreciation and
    amortization                   327,043.00        320,543.00
  Decrease (increase) in
    advance deposits               134,805.68        189,127.47
  Increase in accounts
    receivable                (    318,548.82)  (    229,965.48)
  Decrease in prepaid expenses     124,248.82         96,085.99
  Decrease (increase) in
    inventories               (     12,824.98)  (     22,964.03)
  (Decrease) increase in
    accounts payable and
    accrued expenses               124,792.05        381,126.49
  Allocation of Minority
    Interest in profit
    (loss) of subsidiary      (     97,095.67)  (    166,222.57)
Net cash provided by
  operations                  ($    37,745.66)   $    71,288.86




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


     (ii)  Material Subsequent Events and Contingencies
           None

    (iii)  Significant Equity Investors

           Six investors own approximately 23.57% of Snow King
           Resort, Inc., a Western Standard Corporation sub-sidiary.

     (iv)  Significant Disposition and Purchase Business
           Combinations.

           None

      (v)  Material accounting changes

           None

PART I, Item 1, 2   (2)(iii)

                   Significant Equity Investors
                             Unaudited

                                                   January 1 to
                                                   Jun. 30, 1998
                                                  --------------

Sales                                             $ 4,232,418.22

Gross Income                                      $ 4,232,418.22

Net Income (Loss) from continuing operations     ($   411,945.97)

Less Minority Interest in profit or (loss) -
  23.57%                                         ($    97,095.67)

Net Income (Loss)                                ($   314,850.30)

The above figures are for Snow King Resort, Inc., a Western
Standard Corporation subsidiary.  The Registrant owns approximately
76.43 percent of the outstanding Snow King Resort, Inc. voting stock.

PART II
                            FORM 10QSB

                   WESTERN STANDARD CORPORATION

                         Other Information

1.  Legal Proceedings.
    At June 30, 1998, there were no lawsuits pending against Western Standard Corporation or its subsidiary, Snow King
    Resort, Inc.
2.  Change in Securities
    None

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

   (c)  RESULTS OF OPERATIONS:

        Net loss for the first six months of 1998 amounted to $417,261, compared to a loss for the first six months of 1997 in the amount of $662,665.

        Profits and losses for the first six months of 1998 and 1997 came from:

        SOURCE                              1998         1997
                                         ---------     ---------
     Western Standard Corporation       ($   5,290)    $  42,584
     Snow King Resort, Inc.             (  411,946)   (  705,230)
     Western Recreation Corporation     (       25)   (       19)

                                        ($ 417,261)   ($ 662,665)

     During the first six months of 1998, total sales were down and operating expenses increased. Hotel bookings at Snow
     King Resort, Inc. appear to be very good for this summer.


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

                                WESTERN STANDARD CORPORATION
                                ----------------------------

                                        (Registrant)



Dated:   August 11, 1998        /s/ Stanford E. Clark
                                ----------------------------
                                Stanford E. Clark, President
                                                   Treasurer