Form 10KSB
period 1998-12-31
WESTERN STANDARD CORP
filed 1999-04-13
CIK 106318

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                            FORM 10KSB

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
            For the fiscal year ended December 31, 1998
                                or
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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


                        Yes   X    No

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB or any amendment to this Form 10KSB. [X]

Issuer's revenues for the fiscal year ended December 31, 1998 were $9,518,573.

As of March 16, 1999, there were 9,965,015 shares of the registrant's common stock outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant was $460,825, based upon the average of the bid and asked prices of the common stock on March 16, 1999.

DOCUMENTS INCORPORATED BY REFERENCE:

     Page 1 of 71 pages.  The exhibit index begins on page 20.

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

     Manuel B. Lopez, President and Director
     Stanford E. Clark, Vice President, Treasurer and Director
     Clarene Law, Vice President and Director
     Joseph Byron, Vice President and Director
     Creed Law, Secretary
     James Peck, Director
     Peter Wold, Director
     Max C. Chapman, Director

     (a) Mr. Lopez is also Vice President and a Director of Western Standard Corporation.

     (b) Mr. Clark is also President and a Director of Western
Standard Corporation.

     (c) Mr. Peck is also a Director of Western Standard
Corporation.  Effective March 2, 1999, he was appointed Corporate
Secretary.

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

Oil and Gas Customers

     WSC believes there is a ready market for its share of oil and gas produced by operators of properties in which it has an interest. However, WSC has no control over worldwide factors affecting supply and demand for oil and gas which influence oil and gas prices. Eighty-Eight Oil Company purchased approximately all of WSC's share of oil production during 1998. KN Energy purchased the gas.

Patents, Licenses, Franchises and Concessions

     SKRI owns a Resort liquor license which is subject to renewal each year. It has been renewed through 1999.

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

Number of Persons Employed

     During 1998, WSC, including its subsidiaries, because of the seasonality of its business, had between 180 and 270 employees, including its officers.

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

Fremont County, Wyoming

     WSC, through its subsidiary, Western Recreation Corporation, sold 40 acres of the Ocean Lake property during 1997 for $65,000.
The remaining 80 acres was sold for $57,500 in August, 1998.

                MINERAL AND OIL AND GAS PROPERTIES

     The following is a brief description of the mineral and oil and gas properties in which WSC held an interest as of December 31, 1998:

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



Non-Producing Oil and Gas Interests

Leases
on Which             Approxi-
Royalties are          mate      WSC's      County       Date Leases
Held                 Acreage    Interest   and State       Expire

Treasure Unit           320       2.0%*   Sweetwater       Held by
Lease w-28853                               Wyoming       production
                                                           in Unit

Daly Lease,             400      12.5%**   Campbell        Held by
Kitty Field                                 Wyoming       production
                                                           in Unit
*     Overriding royalty interest.
**    Working interest.

Producing Oil and Gas Properties

     WSC is not the operator of any of the oil and gas properties described below from which it received income during 1998. WSC does not know of any planned exploration in 1999 on any of the oil and gas properties operated by others in which it has interest. WSC does not plan active exploration of any of its oil and gas properties during 1999.

     To the best of WSC's knowledge, the underlying leases are in good standing. Reference is made to page F-25, Note 14 included with the Consolidated Financial Statements for detailed information concerning WSC's oil and gas operations for its three fiscal years ended December 31, 1998.

     As a result of WSC's difficult financial position stemming from its working capital deficit, operating losses and lack of liquidity, and the fact that WSC holds small non-operating interests in its oil and gas properties, it has not engaged an independent petroleum engineering firm to render a report on its oil and gas reserves. Further, WSC has no staff or expertise enabling it to internally estimate its oil and gas reserves. The financial statement carrying value of the properties is nominal and it has recovered its entire investment. WSC has not engaged in active oil and gas operations during the past three years and does not expect to do so during 1999. The Consolidated Financial Statements do, however, contain a considerable amount of information concerning WSC's oil and gas segment and the results of its operations during the past three years. The following further describes WSC's oil and gas properties:

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

     In April, 1998, Western Standard Corporation sold for
$12,837.75, the Grady Unit Shallow Rights to coal methane, which covers certain property in the Grady Unit to a depth of 2,500 feet or stratigraphic equivalent of the base of the Tertiary Age Coal
Formation within the lands.

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

Item 3.  Legal Proceedings.

     All law suits have been settled by our insurance carrier.
Neither WSC nor SKRI is a party to any lawsuit or legal proceeding on December 31, 1998 or March 16, 1999, and none are contemplated or threatened against them.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1998.

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

                                                       Bid Prices
                                                 Low           High
     1998
     First Quarter                             .0625           .0625
     Second Quarter                            .0625           .0625
     Third Quarter                            .03125            9/32
     Fourth Quarter                           .03125            9/32

     1997
     First Quarter                             .0625           .0625
     Second Quarter                            .0625           .0625
     Third Quarter                             .0625           .0625
     Fourth Quarter                            .0625           .0625

     As of December 31, 1998, there were approximately 3,506 holders of record of WSC's common stock.

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

     It is believed that oil and gas revenues, rent, a small amount of interest and cash reserves, will make it possible for Western Standard Corporation to meet its expenses in 1999.
     Snow King Resort, Inc. had paid its $5,000,000 loan from ORIX USA and Jackson State Bank down to $3,863,000 by September 13, 1994. On that date, it borrowed an additional amount of $1,387,000 from these same two lenders increasing the balance of the loan to $5,250,000 with the original loan being amended. Monthly payments on the loan are to be computed on a fifteen (15) year amortization schedule based upon an assumed interest rate for calculation of such principal payments, at 9% per annum. Principal and interest payments on loans are current.

     On April 15, 1996, SKRI refinanced its loan with ORIX USA at a fixed interest rate of 10 1/8% for five years. Part of the proceeds were used to pay other debt. The amount of the new loan was $6,150,000. A copy of the loan documents (the third modification to the loan agreement) was submitted with Form 8-K dated April 15, 1996, and is incorporated herein by reference.

     Snow King Resort has refinanced with a Casper, Wyoming bank.
Funds will be used to pay off ORIX, USA and Jackson State Bank, other debt and to renovate the Hotel.

     Revenues from the operations of Snow King Resort, Inc., a $630,000 line of credit from a Casper, Wyoming bank refinancing the Hotel, and limited additional borrowings are expected to be sufficient to allow Snow King Resort, Inc. to meet its principal, interest and other operating expenses during 1999.

Results of Operations

     1998 vs. 1997

     Overall - 1998 ended with a net income of $249,705 compared to a net loss of $810,428 in 1997.

     Other revenue increased from $8,734 in 1997 to $11,484 in 1998.

     Oil and Gas Segment

     Operating income of the Oil and Gas Segment decreased from $27,880 in 1997 to $18,383 in 1998. Also refer to item 1. above.

     Snow King Resort Segment

     Net income of the Snow King Resort increased from a loss of $1,174,144 in 1997 to income of $295,883 in 1998.

     Revenues increased from $8,523,488 in 1997 to $9,435,653 in 1998.

     Operating expenses increased from $8,056,603 in 1997 to $8,437,151 in 1998.

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

Notes to Consolidated Financial Statements          F-14 to F-25































                CLIFFORD H. MOORE AND COMPANY, CPAs
                        205 South Broadway
                        Riverton, WY  82501


                   INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
  and Stockholders of
Western Standard Corporation

     We have audited the accompanying consolidated balance sheets of Western Standard Corporation and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of shareholders' equity, operations, and cash flows, for the years ended December 31, 1998, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Western Standard Corporation and Subsidiaries as of December 31, 1998 and 1997, and the results of their operations and cash flows for the years ended December 31, 1998, 1997 and 1996, in conformity with generally accepted accounting principles.

     Our examinations were made for the purpose of expressing an opinion on the basic financial statements taken as a whole. The supplemental schedules listed in the index of financial statements are presented for purposes of complying with the Securities and Exchange Commission's rules and regulations under the Securities Exchange Act of 1934 and are not otherwise a required part of the basic financial statements. The supplemental schedules have been

                                F-1
subjected to the auditing procedures applied in the examination of the basic financial statements and, in our opinion, fairly state in all material respects the financial date required to be set forth therein in relation to the basic financial statements taken as a whole.

                                   March 10, 1999
                                   Riverton, Wyoming

















































                                F-2
           WESTERN STANDARD CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
                    DECEMBER 31, 1998 AND 1997
                              ASSETS
                                         1998          1997
CURRENT ASSETS:
  Cash                                $   220,416   $   382,162
  Accounts receivable (net of
    allowance for doubtful accounts
      of $17,274 in 1998; $13,480 in
      1997)                               206,089       167,996
  Inventories                              47,058        47,194
  Prepaid expenses                        181,128       204,055
      Total current assets            $   654,691   $   801,407
PROPERTY AND EQUIPMENT:
  At cost, net of accumulated
    depreciation of $4,584,681 and
    $3,934,552 in 1998 and 1997,
    respectively (Schedules A and B)  $ 7,894,852   $ 8,135,847
OTHER ASSETS:
  Restricted cash (Note 4)            $    13,015   $    18,298
  Account receivable - Snow King
    Resort Center, Inc. (Note 8 and
    Note 13)                            1,255,977     1,135,896
  Allowance for doubtful receivable
    (Note 13)                        (  1,000,000) (  1,000,000)
  Leasehold interest, net of
    amortization (Note 9)                  34,625        36,041
  Other receivables - officer (Note 8)     10,900        10,900
  Other (Note 3)                           86,624       101,807
      Total other assets              $   401,141   $   302,942
TOTAL ASSETS                          $ 8,950,684   $ 9,240,196
          LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Accounts payable                    $   492,403   $   681,766
  Accrued expenses                        329,688       454,149
  Advance deposits                        396,302       472,645
  Current maturity of debt (Note 4)     1,015,678     1,026,062
      Total current liabilities       $ 2,234,071   $ 2,634,622
LONG-TERM LIABILITIES:
  Long-term debt (Note 4)             $ 5,478,636   $ 5,687,041
  Fee payable - officer (Note 8)           90,000        90,000
      Total long-term liabilities     $ 5,568,636   $ 5,777,041
MINORITY INTEREST IN SUBSIDIARY       $ 2,234,454   $ 2,164,715
SHAREHOLDERS' EQUITY (DEFICIT):
  Common stock, $.05 par value,
    10,000,000 shares authorized,
    9,965,015 shares issued and out-
    standing at 12/31/98 and 12/31/97 $   401,201   $   401,201
  Capital in excess of par value        3,334,801     3,334,801
  Accumulated deficit                (  4,822,479) (  5,072,184)
      Total shareholders' equity
        (deficit)                    ($ 1,086,477) ($ 1,336,182)
TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY (DEFICIT)                    $ 8,950,684   $ 9,240,196
          The accompanying notes to financial statements
             are an integral part of these statements.
                                F-3
           WESTERN STANDARD CORPORATION AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
       FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                              ASSETS

                                Capital                 Total
                     Capital  in excess                share-
          Shares      stock      of     Accumulated   holders'
        outstanding  common   par value   deficit      equity
BALANCE,
12/31/95  9,965,015 $401,201 $3,334,801 ($3,979,944)($  243,942)
1996 net
  loss          -0-      -0-        -0- (   281,812)(   281,812)
BALANCE,
12/31/96  9,965,015 $401,201 $3,334,801 ($4,261,756)($  525,754)
1997 net
  loss          -0-      -0-        -0- (   810,428)(   810,428)
BALANCE,
12/31/97  9,965,015 $401,201 $3,334,801 ($5,072,184)($1,336,182)
1998 net
  income        -0-      -0-        -0-     249,705     249,705

BALANCE,
12/31/98  9,965,015 $401,201 $3,334,801  $4,822,479  $1,086,477






























          The accompanying notes to financial statements are an integral part of these statements.

                                F-4
           WESTERN STANDARD CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                            1998          1997          1996
REVENUES:
  Snow King Resort       $ 9,434,701   $ 8,522,295   $ 8,529,989
  Oil and gas interests
    (Note 10)                 18,383        27,880        52,922
  Rentals                        716         1,081           590
  Interest                    10,768         7,653         4,316
  Other                          -0-           -0-            39
  Gain on assets sold         54,005       114,410           -0-
      Total revenues     $ 9,518,573   $ 8,673,319   $ 8,587,856
EXPENSES:
  Snow King Resort
    operating            $ 7,823,251   $ 7,342,616   $ 7,460,897
  Oil and gas interests       10,749        16,555        27,772
  Amortization                22,761        24,586        99,537
  Depreciation               650,129       622,970       612,156
  Provision for doubtful
    accounts                   6,000         6,000         5,790
  Other                          -0-        46,810        45,650
  Interest                   686,238       700,956       699,929
      Total expenses     $ 9,199,128   $ 8,760,493   $ 8,951,731
NET INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEM     $   319,445  ($    87,174) ($   363,875)
Extraordinary Item:
  Provision for Snow King
    Resort Center receivable
    collectibility               -0-  (  1,000,000)          -0-
Net income (loss) before
  provision for income
  tax                    $   319,445  ($ 1,087,174) ($   363,875)
Provision for income tax
  (Note 7)              (    107,834)          -0-           -0-
                         $   211,611  ($ 1,087,174) ($   363,875)
Benefit of loss carry-
  overs (Note 7)             107,834           -0-           -0-
NET INCOME (LOSS)        $   319,445  ($ 1,087,174) ($   363,875)
Minority interest in
  (income) loss of
  subsidiary            (     69,740)      276,746        82,063

NET INCOME (LOSS)        $   249,705  ($   810,428) ($   281,812)
INCOME (LOSS) PER COMMON
  SHARE (Computed on the
  weighted average number
  of shares outstanding
  for the year)          $     .0251  ($     .0813) ($     .0283)
WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING    9,965,015     9,965,015     9,965,015


          The accompanying notes to financial statements are an integral part of these statements.

                                F-5
           WESTERN STANDARD CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                              1998         1997         1996
INCREASE (DECREASE) IN CASH:
Cash flows from operating
  activities:
  Cash received from
    customers              $ 9,409,545  $ 8,563,259  $ 8,650,264
  Cash paid to suppliers
    and employees         (  8,207,105)(  7,193,242)(  7,884,728)
  Interest received             10,768        7,653        4,317
  Interest paid           (    686,238)(    700,956)(    699,929)
      Net cash provided
        by operations      $   526,970  $   676,714  $    69,924
Cash flows from investing
  activities:
  (Payments to) decrease
    in restricted cash
    capital expenditure
    account                $     5,283  $     2,282 ($    18,425)
  Sales of assets               66,505      130,660          -0-
  Investment related
    corporation                    -0- (      1,856)(      3,324)
  Capital expenditures    (    421,634)(    289,356)(    338,292)
  (Investment)/repayment
    Snow King Center      (    120,081)(    100,778)       5,865
      Net cash provided
        (used) by investing
        activities        ($   469,927)($   259,048)($   354,176)
Cash flows from financing
  activities:
  Borrowing from banks and
    leasing companies      $ 1,491,707  $ 1,083,870  $ 2,520,451
  Principal payments to
    banks and leasing
    companies             (  1,710,496)(  1,277,171)(  2,156,611)
  Payment of loan fees             -0- (      2,125)(    105,365)
      Net cash provided
        (used) by financing
        activities        ($   218,789)($   195,426) $   258,475
Net increase (decrease)
  in cash                 ($   161,746) $   222,240 ($    25,777)
Cash at beginning of year      382,162      159,922      185,699

Cash at end of year        $   220,416  $   382,162  $   159,922

     Cash consists of cash on hand and cash in unrestricted bank accounts and short term cash investments.

           (These statements of cash flows are continued
                         on the next page)

          The accompanying notes to financial statements are an integral part of these statements.

                                F-6
           WESTERN STANDARD CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Continued)
       FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                              1998         1997         1996
RECONCILIATION OF NET
  INCOME TO NET CASH:
Net income (loss)          $   249,705 ($   810,428)($   281,812)
Adjustments to reconcile
  net income to net cash
  provided (used) by
  operating activities:
  Depreciation                 672,890      647,556      708,898
  Increase (decrease) in
    advance deposits      (     76,343)(     16,060)(     44,173)
  (Increase) decrease in
    accounts receivable   (     38,093)      28,061       65,714
  (Increase) decrease in
    prepaid expenses            22,927 (     21,206)(     17,548)
  Decrease (increase) in
    inventories                    136 (      5,584)      13,657
  (Decrease) increase in
    payable and accrued
    expenses              (    313,824)     266,251 (    292,079)
  Gain on assets sold     (     54,005)(    114,410)         -0-
  Change in other
    receivables           (      6,162)(     20,552)         -0-
  Provision for Snow King
    Resort Center
    receivable                     -0-    1,000,000          -0-
  Accrued interest -
    officer note                   -0- (        168)(        670)
  Allocation of minority
    interest in subsidiary
    income or loss              69,739 (    276,746)(     82,063)
      Net cash provided
        by operations      $   526,970  $   676,714  $    69,924
















          The accompanying notes to financial statements are an integral part of these statements.

                                F-7
                                                      Schedule A

           WESTERN STANDARD CORPORATION AND SUBSIDIARIES

             PROPERTY, EQUIPMENT AND INTANGIBLE ASSETS

               FOR THE YEAR ENDED DECEMBER 31, 1998

                Balance at                           Balance at
                 beginning    Additions   Retire-        end
Classification   of period     at cost     ments      of period
PROPERTY AND
EQUIPMENT:
  Land          $ 1,464,516   $ 101,745   $ 12,500   $ 1,553,761
  Mineral claims
    and leases          500         -0-        -0-           500
  Producing oil
    and gas
    interests       265,719         -0-        -0-       265,719
  Machinery and
    equipment       117,678         -0-        -0-       117,678
  Hotel building
    improvements  6,985,311      98,666        -0-     7,083,977
  Hotel furni-
    ture and
    fixtures      3,236,675     221,223        -0-     3,457,898

                $12,070,399   $ 421,634   $ 12,500   $12,479,533

Property and equipment                               $12,479,533
Accumulated depreciation (Schedule A-1)             (  4,584,681)
      Property and equipment, net of accumulated
        depreciation                                 $ 7,894,852

Amortizable Assets:
  Costs of
    acquiring
    ski shelter
    lease          $ 42,538   $     -0-   $    -0-   $    42,538
  Accumulated
    amortization                                    (      7,913)

      Net                                            $    34,625
  Prepaid loan
    fees           $ 91,360   $    -0-    $    -0-   $    91,360
  Accumulated
    amortization                                    (     44,515)

      Net                                            $    46,845





          The accompanying notes to financial statements are an integral part of these statements.

                                F-8
                                                    Schedule A-1

           WESTERN STANDARD CORPORATION AND SUBSIDIARIES

       ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION

           OF PROPERTY, EQUIPMENT AND INTANGIBLE ASSETS

               FOR THE YEAR ENDED DECEMBER 31, 1998

                             Depreciation
                                 and
                             amortization
                Balance at    charged to             Balance at
                 beginning    costs and   Retire-        end
Classification   of period     expenses    ments      of period
PROPERTY AND
EQUIPMENT:
  Producing oil
    and gas
    interests   $   246,181   $     -0-     $ -0-    $   246,181
  Machinery
    and equip-
    ment            106,742         -0-       -0-        106,742
  Hotel building
    improve-
    ments         1,223,657     241,871       -0-      1,465,528
  Hotel furni-
    ture and
    fixtures      2,357,972     408,258       -0-      2,766,230

                $ 3,934,552   $ 650,129     $ -0-    $ 4,584,681

AMORTIZATION:
  Leasehold
    interest        $ 6,497   $   1,416     $ -0-        $ 7,913

  Loan fees        $ 23,170   $  21,345     $ -0-       $ 44,515
















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

           WESTERN STANDARD CORPORATION AND SUBSIDIARIES

             PROPERTY, EQUIPMENT AND INTANGIBLE ASSETS

               FOR THE YEAR ENDED DECEMBER 31, 1997

                Balance at                           Balance at
                 beginning    Additions   Retire-        end
Classification   of period     at cost     ments      of period
PROPERTY AND
EQUIPMENT:
  Land          $ 1,383,088   $  87,678   $  6,250   $ 1,464,516
  Mineral claims
    and leases          500         -0-        -0-           500
  Producing oil
    and gas
    interests       323,562         -0-     57,843       265,719
  Machinery and
    equipment       135,569         -0-     17,891       117,678
  Hotel building
    improvements  6,887,975      97,336        -0-     6,985,311
  Hotel furni-
    ture and
    fixtures      3,132,333     104,342        -0-     3,236,675

                $11,863,027   $ 289,356   $ 81,984   $12,070,399

Property and equipment                               $12,070,399
Accumulated depreciation (Schedule B-1)             (  3,934,552)
      Property and equipment, net of accumulated
        depreciation                                 $ 8,135,847

Amortizable Assets:
  Costs of
    acquiring
    ski shelter
    lease          $ 42,538   $     -0-   $    -0-   $    42,538
  Accumulated
    amortization                                    (      6,497)

      Net                                            $    36,041
  Prepaid loan
    fees           $409,248   $  2,125    $320,013   $    91,360
  Accumulated
    amortization                                    (     23,170)

      Net                                            $    68,190





          The accompanying notes to financial statements are an integral part of these statements.

                               F-10
                                                    Schedule B-1

           WESTERN STANDARD CORPORATION AND SUBSIDIARIES

       ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION

           OF PROPERTY, EQUIPMENT AND INTANGIBLE ASSETS

               FOR THE YEAR ENDED DECEMBER 31, 1997

                             Depreciation
                                 and
                             amortization
                Balance at    charged to             Balance at
                 beginning    costs and   Retire-        end
Classification   of period     expenses    ments      of period
PROPERTY AND
EQUIPMENT:
  Producing oil
    and gas
    interests   $   294,024   $     -0-    $47,843   $   246,181
  Machinery
    and equip-
    ment            124,633         -0-     17,891       106,742
  Hotel building
    improve-
    ments           992,871     230,786       -0-      1,223,657
  Hotel furni-
    ture and
    fixtures      1,965,788     392,184        -0-     2,357,972

                $ 3,377,316   $ 622,970    $65,734   $ 3,934,552

AMORTIZATION:
  Leasehold
    interest        $ 5,081   $   1,416      $ -0-       $ 6,497

  Loan fees        $320,013   $  23,170  $ 320,013      $ 23,170
















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

           WESTERN STANDARD CORPORATION AND SUBSIDIARIES

             PROPERTY, EQUIPMENT AND INTANGIBLE ASSETS

               FOR THE YEAR ENDED DECEMBER 31, 1996

                Balance at                           Balance at
                 beginning    Additions   Retire-        end
Classification   of period     at cost     ments      of period
PROPERTY AND
EQUIPMENT:
  Land          $ 1,312,626   $  70,462   $    -0-   $ 1,383,088
  Mineral claims
    and leases          500         -0-        -0-           500
  Producing oil
    and gas
    interests       323,562         -0-        -0-       323,562
  Machinery and
    equipment       135,569         -0-        -0-       135,569
  Hotel building
    improvements  6,798,165      89,810        -0-     6,887,975
  Hotel furni-
    ture and
    fixtures      2,954,313     178,020        -0-     3,132,333

                $11,524,735   $ 338,292   $    -0-   $11,863,027

Property and equipment                               $11,863,027
Accumulated depreciation (Schedule C-1)             (  3,377,316)
      Property and equipment, net of accumulated
        depreciation                                 $ 8,485,711

Amortizable Assets:
  Costs of
    acquiring
    ski shelter
    lease          $ 42,538   $     -0-   $    -0-   $    42,538
  Accumulated
    amortization                                    (      5,081)

      Net                                            $    37,457
  Prepaid loan
    fees           $303,883   $105,365    $    -0-   $   409,248
  Accumulated
    amortization                                    (    320,013)

      Net                                            $    89,235





          The accompanying notes to financial statements are an integral part of these statements.

                               F-12
                                                    Schedule C-1

           WESTERN STANDARD CORPORATION AND SUBSIDIARIES

       ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION

           OF PROPERTY, EQUIPMENT AND INTANGIBLE ASSETS

               FOR THE YEAR ENDED DECEMBER 31, 1996

                             Depreciation
                                 and
                             amortization
                Balance at    charged to             Balance at
                 beginning    costs and   Retire-        end
Classification   of period     expenses    ments      of period
PROPERTY AND
EQUIPMENT:
  Producing oil
    and gas
    interests   $   294,024   $     -0-    $   -0-   $   294,024
  Machinery
    and equip-
    ment            124,588          45        -0-       124,633
  Hotel building
    improve-
    ments           770,285     225,381   (  2,795)      992,871
  Hotel furni-
    ture and
    fixtures      1,579,058     386,730        -0-     1,965,788

                $ 2,767,955   $ 612,156   ($ 2,795)  $ 3,377,316

AMORTIZATION:
  Leasehold
    interest        $ 3,663   $   1,418      $ -0-       $ 5,081

  Loan fees        $221,894   $  98,119      $ -0-      $320,013
















          The accompanying notes to financial statements are an integral part of these statements.

                               F-13
           WESTERN STANDARD CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 31, 1998 AND 1997

NOTE 1:  HISTORY OF THE COMPANY:

     The Company was incorporated under the laws of the State of Wyoming in 1955. It acquired oil, gas and mineral properties which were assigned to other operators with the Company retaining royalty position in the properties assigned.

     In 1971 and 1972, the Company acquired real estate, including the Snow King ski area in Jackson, Wyoming, land and improvements adjacent to Ocean Lake, Fremont County, Wyoming, and producing oil and natural gas interests. Construction of a hotel-convention center began in Jackson in 1973. The complex was operational in early 1976 and was completed in 1977.

     In 1981, 50% of the Snow King area and the convention center was sold to Pick-Jackson Corp. and the remaining 50% was transferred to two partnerships.

     On March 13, 1992, the Snow King Resort was reacquired by a subsidiary of Western Standard Corporation.

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Fixed Assets

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

Inventories:

     Food and beverage inventories at the hotel are carried at cost, computed on a first-in, first-out basis.
                               F-14
           WESTERN STANDARD CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 31, 1998 AND 1997

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  Continued:

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

     As a condition of the ORIX loan, Western Standard Corporation and Snow King, Incorporated have placed all their shares of Class B common stock of Snow King Resort, Inc. into a voting trust, granting to Manuel B. Lopez the sole right to vote such shares for the duration of the voting trust. The initial term of the voting trust is ten years, and may be extended for subsequent ten-year periods by the consent of Western Standard Corporation and Mr. Lopez.


                               F-15
           WESTERN STANDARD CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 31, 1998 AND 1997

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  Continued:

Accrued Vacation:

     Accrued expenses include accrued vacation liability of $94,062 and $78,006 at December 31, 1998 and 1997, respectively, for the employees of Snow King Resort, Inc.

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

Considerations of Risk:

     Western Standard and its subsidiaries maintain cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

NOTE 3:  OTHER ASSETS:

     Other assets include:

                                               1998     1997
     Investment in stock (Snow King Resort
       Center and other)                     $ 11,902 $  11,902
     Prepaid loan fees, net of amortization    46,845    68,190
     Incorporation costs                        1,163     1,163
     Account receivable, Sno-Devils Snow-
       mobile Club, USFS Fees (Note 12)           -0-    20,552
     Account receivable, Forest Service and
       Town of Jackson                         26,714       -0-

                                             $ 86,624 $ 101,807













                               F-16
           WESTERN STANDARD CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 31, 1998 AND 1997

NOTE 4:  LONG AND SHORT TERM DEBT:

1998:                                       Portion
                       Interest            due within Long term
Leases:       Security   rate    Balance    one year   portion
Xerox Corp.,
monthly
payments $71  Copier            $    2,324 $      849 $    1,475

Xerox Corp.,
monthly
payments $346 Copier     15.4%       3,197      3,197        -0-

Xerox Corp.,
monthly
payments $89  Copier     9.38%       1,417        959        458
      Total leases              $    6,938 $    5,005 $    1,933

Notes Payable:
ORIX/Jackson  Land,
State Bank,   buildings,
monthly       furniture
payments      and fix-
$66,559       tures    10.125%  $5,613,701 $  241,318 $5,372,383

AICCO Ins.
financing                   7%     123,675    123,675        -0-

Bank of Jackson
Hole, monthly
payments
$4,831         Equip.     9.5%     150,000     45,680    104,320

Bank of Jackson
Hole, line of
credit,        Share-
maximum        holder    Prime
$850,000       guar.     + .5%     600,000    600,000        -0-
      Total notes payable       $6,487,376 $1,010,673 $5,476,703

TOTAL LONG AND SHORT
TERM DEBT                       $6,494,314 $1,015,678 $5,478,636











                               F-17
           WESTERN STANDARD CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 31, 1998 AND 1997

NOTE 4:  LONG AND SHORT TERM DEBT:  Continued:

1997:                                       Portion
                       Interest            due within Long term
Leases:       Security   rate    Balance    one year   portion
Sulcus Hosp.
monthly pmts  Rest.
$1,351        computers  15.4%  $   29,524 $   13,362 $   16,162
ORIX tele.
lease,monthly Tele.
pmts $3,062   equipment    10%      74,032     30,936     43,096
Sulcus Hosp.
monthly pmts  Add'l.
$141          equipment  12.9%       2,763      1,439      1,324
wyoming.com
monthly pmts  Internet
$127          equipment   6.1%       1,221      1,221        -0-
ORIX tele.
lease,monthly Add'l.
pmts $455     equipment     9%      10,553      4,576      5,977
Xerox Corp.,
monthly
payments $346 Copier     15.4%       6,321      3,402      2,919
Xerox Corp.,
monthly
payments $89  Copier     9.38%       2,349        931      1,418
      Total leases              $  126,763 $   55,867 $   70,896

Notes Payable:
ORIX/Jackson  Land,
State Bank,   buildings,
monthly       furniture
payments      and fix-
$66,559       tures    10.125%  $5,831,876 $  218,174 $5,613,702
AICCO Ins.
financing                   7%     122,424    122,424        -0-
GMAC, monthly 1993 Chev
pmts $541     truck       7.9%       5,719      5,719        -0-
Bank of Jackson
Hole, line of
credit,        Share-
maximum        holder    Prime
$850,000       guar.     + .5%     620,000    620,000        -0-
Dealers Cr.
Corp., monthly Exmark
pmts $361      mower      9.8%       6,321      3,878      2,443
      Total notes payable       $6,586,340 $  970,195 $5,616,145

TOTAL LONG AND SHORT
TERM DEBT                       $6,713,103 $1,026,062 $5,687,041



                               F-18
           WESTERN STANDARD CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 31, 1998 AND 1997

NOTE 4:  LONG AND SHORT TERM DEBT:  Continued:

     Snow King Resort, Inc. is required to make monthly deposits equalling three percent of sales to a capital expenditure account for replacements and improvements. The balance of this account was $1,092 and $1,070 at December 31, 1998 and 1997, respectively.
Debt maturities over the next three years are as follows (see Note 11 for lease maturities):
                             1999     $ 1,010,673
                             2000         317,131
                             2001       5,159,572
                                      $ 6,487,376

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

     The loan agreement requires Snow King Resort, Inc. to fund a property tax reserve account for the payment of property taxes.
This account had a balance of $11,923 at December 31, 1998.

     The loan agreement restricts payment of dividends or other payments to shareholders during the loan term. The assets of Snow King Resort, Inc. are thus unavailable for use by its parent for loans or dividends. The September, 1994 loan modification agreement allows only $100,000 in annual subsidy to Snow King Resort Center, Inc. In 1997, Snow King Resort, Inc. advanced $100,777 to Snow King Resort Center. In 1998, Snow King Resort, Inc. advanced $120,081 to Snow King Resort Center, Inc.

     At December 31, 1998, Snow King Resort, Inc. was negotiating with other banks to refinance the ORIX/JSB mortgage, and add debt sufficient to pay off accounts payable and the Love Land Option (Note 5). Additional borrowings would be obtained in the refinancing to renovate the Resort.
     Short term borrowings information:
                                            1998       1997
Balance at end of year                    $ 723,675   $ 742,424
Range of interest rates                     7% - 9% 5.82% - 10%
Maximum outstanding                       $ 911,923   $ 894,931
Average outstanding, computed by weighted
  average of end of month balances        $ 668,328   $ 677,800
Weighted average interest rate computed
  by weighted average interest due,
  divided by average note balance              7.6%        8.8%
                               F-19
           WESTERN STANDARD CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 31, 1998 AND 1997

NOTE 4:  LONG AND SHORT TERM DEBT:  Continued:

     Loans included in this computation were the Bank of Jackson
Hole line of credit, and AICCO Insurance financing.

NOTE 5:  OPTIONS ON LOVE LAND:

     During 1995, the Resort entered into an option agreement with
J. David Love and Jane M. Love to purchase approximately one-half acre of land. Option payments of $9,000 every three months after 1995 were to enable the Resort to purchase the land for $396,800 on or before July 15, 1997. The option agreement was modified in 1997. Payments of $66,200 extended the option term and lowered the land price to $346,800. Payments of $7,800 every three months will enable the Resort to exercise the option at any time before October 15, 1999. Through December, 1998, the Resort has paid $177,100 in option payments which have been recorded as land cost.

NOTE 6:  STOCK OPTION AND STOCK BONUS PLAN:

     During 1972, the Board of Directors approved a Stock Bonus Plan of indefinite term whereby certain officers and key employees were granted shares of the Company's common stock for services rendered during the year, based on their salaries and in some cases their length of service with the Company.

     Under this Plan, shares have been granted in prior years. No stock bonuses were issued in 1998 or 1997. The Plan provides that, at the discretion of the Executive Committee of the Board of Directors, a cash bonus in the approximate amount of the income tax related to the stock bonus may be paid to such employees. No such cash bonuses have been paid as of December 31, 1998.

     Snow King Resort, Inc. has granted an option to purchase up to 3,000 shares of Class B common stock of Snow King Resort, Inc. to
Manuel and Deborah Lopez. The option price has been set at $140 per share. The option was not exercised in 1998 or 1997.

NOTE 7:  FEDERAL INCOME TAXES:

     Western Standard Corporation and its subsidiaries filed consolidated income tax returns in 1993 and prior years. Since Western Standard's ownership in Snow King Resort, Inc. dropped below 80% in 1994, separate income tax returns for Snow King Resort, Inc. were filed after that year. Western Standard's net operating loss carryover at December 31, 1998 is approximately $453,000, which will begin to expire in 2000 if not used.

     Snow King Resort, Inc. succeeded to the net operating loss of Snow King, Incorporated of approximately $999,000. The net operating loss carryovers from Snow King, Incorporated have limited deductibility of approximately $84,000 per year. These allowed carryovers and Snow King's losses have accumulated to $877,383 at
                               F-20
           WESTERN STANDARD CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 31, 1998 AND 1997

NOTE 7:  FEDERAL INCOME TAXES:  Continued:

December 31, 1998. Snow King Resort, Inc. also acquired the investment credit and jobs credit carryovers of Snow King, Incorporated. Investment credit carryovers of $3,544 remained at December 31, 1998, which will expire in 2000, if not used. Tip credit carryovers of $8,990 have also been earned, which will begin to expire in 2012 if not used.

     Western Standard has provided for income taxes on its income statement at statutory rates. Its net operating loss carryovers eliminate any tax liability.

     A deferred income tax asset has been established to reflect the tax consequences for future years of temporary timing differences of revenue and expense items for financial statement and income tax reporting purposes.

     The deferred income tax asset account consists of the income tax effect of the following items at December 31, 1998:

                                              Income Tax Effect
     Net operating loss carryovers                $ 452,560
     Depreciation difference                     (   36,118)
     Credit carryovers                               12,534
     Other                                            1,923
                                                  $ 430,899
     Less valuation allowance                    (  430,899)
           Deferred tax asset                     $     -0-

     A valuation allowance equal to the balance of the account has been established due to the uncertainty of realizing the future benefit of these credit and loss carryforwards. The future benefit is dependent upon future profitability of the company.

     Western Standard's income tax returns through 1976 were examined by the Internal Revenue Service in 1978, and were accepted as filed.

     The federal tax income for Western Standard and Western Recreation is approximately $23,562 for 1998. The tax income for Snow King Resort, Inc. for 1998 is approximately $358,362. The federal tax return income for 1997 was $86,969 for Western Standard and Western Recreation; and a $72,082 loss for Snow King Resort, Inc. The federal tax return loss differs from net financial loss because of depreciation differences and differences in deductions.

NOTE 8:  RELATED PARTY TRANSACTIONS:

     The Resort is managed by a corporation, Snow King Resort
Management, Inc., which is controlled by two officers and directors of Western Standard. The Resort pays a management fee of 2% of

                               F-21
           WESTERN STANDARD CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 31, 1998 AND 1997

NOTE 8:  RELATED PARTY TRANSACTIONS:  Continued:

sales to Snow King Resort Management, Inc.  At December 31, 1998,
Snow King Resort, Inc. owed the management company $22,098 in management fees. Snow King Resort, Inc. incurred management fees totalling $188,713 in 1998.

     An officer of Western Standard Corporation owes a note payable to Western Standard which carries an interest rate of 9%. This note has a balance of $10,000 at December 31, 1998.

     Western Standard agreed to pay a fee of $100,000 to the officer for structuring the Snow King Resort, Inc. asset purchase. $10,000 of this fee was paid in 1992, and the remaining $90,000 is shown as a noncurrent liability on the financial statements.

     The shareholders of Snow King Resort, Inc. formed a related corporation, Snow King Resort Center, Inc., to operate and lease the Town of Jackson's skating rink facility. The facility can be used to house conventions, exhibitions, and large banquets. The facility is operated in conjunction with the Resort. Western Standard owns 49% of Snow King Resort Center, Inc. Since Western Standard does not own a controlling interest in Snow King Resort Center, Inc., that corporation's transactions are not included in these consolidated statements. During 1997, Snow King Resort, Inc. advanced $100,777 to Snow King Resort Center, Inc. During 1998, Snow King Resort, Inc. advanced $120,081 to Snow King Resort Center, Inc. The total amount receivable from Snow King Resort Center, Inc. at December 31, 1998 is $1,255,977, and an allowance for collectibility of $1,000,000 has been established.

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

NOTE 10:  OIL AND GAS DISCLOSURES:

     Western Standard's percentage royalty ownership in its oil production wells is very small. The production from the producing wells is nominal and has now exceeded their original reserve estimates. Management believes that the cost of obtaining the
                               F-22
           WESTERN STANDARD CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 31, 1998 AND 1997

NOTE 10:  OIL AND GAS DISCLOSURES:  Continued:

information for oil and gas disclosure exceeds the benefits.
Therefore, the reserve information for the required oil and gas disclosure is not available. Western Standard is not the operator of any of the producing wells or properties and has no control over any of them.

     All of Western Standard's oil and gas properties are located in central Wyoming. No costs related to exploration and development of these properties have been incurred over the past three years. The capitalized costs for the last three years is nil. Western Standard sold its wells in the Kaye Field, Converse County, Wyoming, in 1997, for $70,000. In 1998, Western Standard sold coalbed methane gas drilling rights to the first 2,500 feet of its wells in the Grady Unit for $12,838.

     Western Standard's oil and gas revenues have been dominated by one buyer, 88 Oil. This buyer purchased the following amounts of oil and gas in the following years:

     1993                    $ 47,008
     1994                    $ 39,628
     1995                    $ 37,621
     1996                    $ 25,894
     1997                    $ 13,149
     1998                    $  7,779

     In 1998, KN Energy purchased $9,350 of Western Standard's oil and gas production.

NOTE 11:  LEASES:

     Snow King Resort, Inc. had several lease agreements for hotel assets. All of these agreements were classified as capital leases.
The leases had terms of 36 to 60 months. The following costs of equipment are included in fixed assets in accordance with these leases in 1998 and 1997:
                                            1998        1997
     Total lease-purchased assets         $ 420,433   $ 427,505
     Accumulated depreciation            (  362,574) (  241,630)
           Net assets                     $  57,859   $ 185,875

     Most of the leases were paid off in 1998, refinanced with a loan from Bank of Jackson Hole. The copier leases were retained.

     Presented below is a schedule by years of future minimum lease payments under the capital leases with the principal amount net minimum lease payments as of December 31, 1998.

     Year ended December 31, 1999                $ 5,005
                             2000                  1,308
                             2001                    625
                               F-23
           WESTERN STANDARD CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 31, 1998 AND 1997

NOTE 11:  LEASES:  Continued

     Principal amount of minimum lease payments  $ 6,938
Current portion of principal amount              $ 5,005
Long term portion of principal amount            $ 1,933

NOTE 12:  CONTINGENT LIABILITIES AND FORMER CONTINGENT LIABILITIES:

     The Resort was audited by the Forest Service in 1995. During 1997, an agreement was signed fixing the Resort's liability for fees for 1989-1996 at $63,860. The Sno-Devils Snowmobile Club owed the Resort $20,553 for its share of the USFS fees, which were paid in 1998. All fees due were paid to the Forest Service in 1998.

     The Resort has guaranteed payment of Snow King Resort Center, Inc.'s payment of additional rent on the ice skating rink to the Town of Jackson. These payments are $2,155 per month.

     Western Standard Corporation is aware of the potential problems that may occur when its computers encounter the year 2000 dates. It is currently upgrading its computer programs so that problems will be minimized. The main computer operating systems are expected to be year 2000 compliant by May, 1999. Secondary systems are being tested for compliance. The Resort employs a full time computer administrator who is performing this testing.

NOTE 13:  LIQUIDITY:

     At December 31, 1998 and 1997, Snow King Resort, Inc. had negative working capital which caused difficulties in paying its current operating obligations. The cash flow shortfalls arose in part because of seasonal fluctuations in sales. Other factors contributing to the cash flow problems were cost overruns in constructing the new chair lift, cash advances to Snow King Resort Center, Inc., and purchases of fixed assets. These expenditures used cash that was therefore unavailable for payment of trade creditors. Some trade creditors have demanded payment upon delivery of goods.

     The possible effect of these conditions is that trade creditors may no longer extend credit to the Resort, adversely affecting operations. New vendors must be found to replace those who will not carry the Resort account.

     Collection of the $1,255,977 advanced to the Snow King Resort Center, Inc. over the last several years is dependent on future profitable operation of that facility or future sale. It is doubtful that the amount receivable will be collectible in the next year. A merger of Snow King Resort Center, Inc. into Snow King Resort, Inc. is planned. An allowance of $1,000,000 has been established to reduce this account receivable to its estimated realized value.

                               F-24
           WESTERN STANDARD CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 31, 1998 AND 1997

NOTE 14:  INDUSTRY SEGMENT INFORMATION:

     Western Standard Corporation's major operations are in oil and gas working interests and, through Snow King Resort, Inc. its 76% owned subsidiary, the resort industry. Selected information concerning those industry segments is presented below:

                            1998          1997          1996
REVENUE - oil and gas
  interests             $     18,383  $     27,880  $     52,922
PRODUCTION COSTS       (      10,749)(      16,555)(      27,772)
OPERATING INCOME - oil
  and gas               $      7,634  $     11,325  $     25,150
IDENTIFIABLE ASSETS
  (at net book value)   $     28,716  $     28,716  $     38,716

CAPITAL EXPENDITURES    $        -0-  $        -0-  $        -0-
REVENUE - Snow King
  Hotel Segment         $  9,434,701  $  8,522,295  $  8,529,989
OPERATING INCOME        $  1,662,845  $  1,633,190  $  1,729,946
DEPRECIATION            $    650,129  $    622,970  $    612,111
IDENTIFIABLE ASSETS
  (at net book value)   $  8,736,273  $  9,047,605  $ 10,163,854

CAPITAL EXPENDITURES    $    421,635  $    289,356  $    338,292

NOTE 15:  SUBSEQUENT EVENTS:

     Snow King Resort, Inc. has entered into an agreement to convert its hot water system from electrical to gas heat. This conversion is estimated to cost $191,000. The local utility company will pay $50,000 of the cost. This conversion should be completed in early 1999.

     Management of Snow King Resort, Inc. is pursuing refinancing of its mortgage debt with area banks. The proposed refinancing would pay off the existing mortgage, the equipment loan, and accounts payable, provide cash to exercise the Love Land Option, and fund extensive hotel renovations. The proposals being discussed would increase the mortgage debt to $9.4 million.













                               F-25
Item 8.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.

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

Item 9.  Directors, Executive Officers, Promoters and Control
Persons; Compliance with Section 16(a) of the Exchange Act.

     Information concerning each director and executive officer of WSC, including business experience for at least the past five years, is as follows:

     Stanford E. Clark, age 81, currently President, Treasurer, Comptroller and a director, has been President, Vice President, Treasurer, Comptroller and a Director of WSC from 1957 through 1969 and from 1974 to present. He has also been Vice President and a Director of Snow King Resort Management, Inc. since 1986 and Treasurer and a Director of Snow King Resort, Inc. since February, 1992.

     Manuel B. Lopez, age 55, currently Vice President and a director, has been a Vice President and Director of WSC since 1979.
He is also an owner of management companies, manager of Snow King Complex, President and a Director of Snow King Resort Management, Inc. since 1986, and President and a Director of Snow King Resort, Inc. since February, 1992.

     Richard G. Roylance, age 82, currently Secretary and a director, has been Secretary and a Director of WSC from 1969. He was formerly a maintenance manager. Mr Roylance died in February of 1999.

     James M. Peck, age 34, currently a director and Corporate Secretary, has been a director of WSC since January 1, 1988. Prior to such time, he was primarily a student and had no other business experience. Mr. Peck also owns and operates a miniature golf course in Jackson, Wyoming. He recently acquired a company that provides float trips on the Snake River near Jackson. He has been a Director and employee of SKRI since February, 1992. On March 2, 1999, the Board of Directors unanimously voted Mr. Peck to be the Corporate Secretary to replace Mr. Roylance.

     No family relationships exist between or among any of the directors and executive officers. No director serves as a director of any other company with a class of equity securities registered under the Securities Exchange Act of 1934 or a company registered as an investment company under the Investment Company Act of 1940.

     No director, officer, or beneficial owner of more than ten percent of the outstanding shares of WSC common stock failed to file on a timely basis, as disclosed in Forms 3, 4, and 5, and any amendments thereto, reports required by Section 16(a) of the Securities and Exchange Act of 1934 during the fiscal year ended December 31, 1998, or prior fiscal years, which are required to be disclosed herein.

Item 10.  Executive Compensation.

     The following table sets forth cash compensation paid by WSC, its subsidiaries and associated companies to its executive officers; one of which received in excess of $100,000 during the year ended December 31, 1998:

                    Summary Compensation Table

                                           Other          All
Name and              Fiscal  Annual      Annual         Other
Principal Position     Year   Salary   Compensation  Compensation
Stanford E. Clark      1998   $28,800         $ 600   $45,095 (1)
Chief Executive
  Officer              1997   $28,800         $ 600   $42,046 (1)

Manuel B. Lopez        1998   $35,686    $5,603 (2)  $252,969 (3)
Vice President of
  WSC and Chief
  Executive Officer
  of SKRI              1997   $34,365   $ 7,138 (2)  $289,734 (4)
_______________

(1) Amounts paid to Mr. Clark by SKRMI from fees paid to SKRMI by SKRI.

(2)  Incidental fringe benefits.

(3) Includes (i) $112,745 paid to Mr. Lopez by SKRMI from fees paid to SKRMI by SKRI; (ii) $12,000 paid to Mr. Lopez by SKRI for guaranteeing the ORIX Loan; and (iii) $127,624 in fees and commissions paid to Mr. Lopez by SKRMI, and $600 in Director's fees paid by WSC.

(4) Includes (i) $105,123 paid to Mr. Lopez by SKRMI from fees paid to SKRMI by SKRI; (ii) $12,000 paid to Mr. Lopez by SKRI for guaranteeing the ORIX loan; and (iii) $172,010 in fees and commissions paid to Mr. Lopez by SKRMI, and $600 in Director's fees paid by WSC.

     The Company pays directors $50 per meeting attended or $600 per year, whichever is greater. Directors are also reimbursed for reasonable out-of-pocket expenses incurred in connection with their duties.

Item 11.  Security Ownership of Certain Beneficial Owners and
Management.

     As of March 15, 1999, the only persons known by WSC to own beneficially more than 5% of the issued and outstanding common stock of WSC were:

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

     The following sets forth information as of March 15, 1999, concerning each director's and executive officer's ownership of common stock (WSC's only class of voting securities), on an individual basis and ownership by all directors and executive officers of WSC as a group:


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

     On March 14, 1997, Mr. Lopez paid interest in the amount of $732.14 through December 31, 1996. A new note was issued in the amount of $10,000, to mature October 31, 1997, with interest increased to 9%. Interest was paid to 12/31/97 and a new note in the amount of $10,000 was signed by Mr. Lopez, effective 1/1/98, bearing 9% interest and matures December 31, 1998. A new note in the amount of $10,000 to mature December 31, 1999 at 8%, replaces the note that matured December 31, 1998. Interest for 1998 is expected to be received in March, 1999.

     In November, 1995, Mr. Lopez loaned $30,000 to SKRI. This note bears interest at the rate of 9% per annum and matures March
31, 1996.  This note was paid in full on February 20, 1996.

     On December 28, 1995, SKRI borrowed $15,000 from WSC. This unsecured note bears interest at the rate of 9% per annum and matures March 31, 1996. On February 12, 1997, the interest was paid and the maturity date extended to October 31, 1997 by a new 9% note. Interest was paid to 12/31/97 and a new note in the amount of $15,000 effective 1/1/98 was signed by Mr. Lopez for Snow King Resort, bearing 9% interest and matures December 31, 1998.
Interest in the amount of $1,350 was paid in March 1999 for the year 1998. A new note was signed effective January 1, 1999 at 8% for $15,000.

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

     Snow King Resort has leased a small building and a parking area to Wyoming Rafting Adventures, Inc., a corporation owned by James M. Peck, a director and secretary of WSC, to be used in the operation of its float trip business. The lease is for four months ending September 15, 1998 and is subject to renewal on the same terms no later than April 6, 1999.

     On March 10, 1992, WSC granted Mr. Lopez a bonus of $100,000 in recognition of his efforts in successfully completing the Restructuring. The bonus is payable in two increments, $10,000, which was paid in 1992 and $90,000 in the future, if and when WSC is in a position to pay him such amount in a lump sum. The unpaid portions of the bonus will not accrue interest.

     Mr. Lopez is a cosigner on the $850,000 line of credit of SKRI at Bank of Jackson Hole. As such, he is personally liable for the outstanding amount of such line of credit. As of December 31, 1997, the outstanding principal amount of such line of credit was $600,000. During the past several years, Messrs. Clark and Lopez have each been personally liable for certain of SKI's borrowings.

     In March 1993, additional shares of Class A Common Stock in SKRI were offered for sale to the investors in SKRI at $140.00 per share. Mr. Lopez and Margaret Peck each purchased 135 shares. A total of 1,350 shares were sold at $140.00 per share for a total of $189,000.00, in this offering.

     In 1992, the shareholders of SKRI formed a new corporation, Snow King Resort Center, Inc. ("SKRC"), to lease and operate the new skating rink being built by the town of Jackson on land donated by SKRI. WSC owns 49.0% of the outstanding common equity of SKRC. Also, see auditor's Note number 8.

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

(F)  Filed with form 10KSB for 1997 as Exhibit 92.22.1

_______________

     (b) No reports on Form 8-K have been filed by the registrant during the fourth quarter of the year ended December 31, 1998.

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

94.4.14        Ski Area Term Special Use Permit to expire
               12/31/2039 between the U.S. Forest Service and Snow King Resort, Inc.

                          EXHIBIT 94.4.14

                        USDA Forest Service
                 SKI AREA TERM SPECIAL USE PERMIT

                      as of October 22, 1986
                          (Ref. FSM 2710)

Holder No.     Use Code     Authority   Authority Type
4154-01          161           545             18

Issue Date     Expir. Date  Location Sequence No.
 03/11/99      12/31/2039

Stat. Ref.     Latitude     Longitude   LOS Case
               43-27-10N    110-45-50W

Snow King Resort, Inc. of P.O. Box SKI
(Holder Name)             (Billing Address - 1)

                       of Jackson, Wyoming  83001
(Billing Address - 2)     (City, State, Zip Code)

(hereafter called the holder) is hereby authorized to use National Forest System lands, on the BRIDGER-TETON National Forest, for the purposes of constructing, operating, and maintaining winter sports resort including food service, retail sales, and other ancillary facilities, described herein, known as the SNOW KING RESORT ski area and subject to the provisions of this term permit. This permit covers 369.51 acres described here and as shown on the attached map dated 02/20/92 (EXHIBIT A).

Portions of Section 33 and 34, T41N, R116W; and Section 4, T40N,
R116W; on the attached map designated Snow King, Inc. dated July 7, 1990, which is expressly made a part of this permit.

The following improvements, whether on or off the site, are authorized:

Ski lifts, tows, buildings, ski trails, summer trails, access and work roads, Alpine Slide, utilities and other approved improvements on the ski area.

Attached Clauses. This term permit is accepted subject to the conditions set forth herein on pages 2 through 12, and to exhibits A to B attached or referenced hereto and made a part of this permit.

THIS PERMIT IS ACCEPTED SUBJECT TO ALL OF ITS TERMS AND CONDITIONS.

ACCEPTED:

/s/ Manuel Lopez              President          March 11, 1999
Holder's Name and Signature   Title              Date

APPROVED:

/s/ Thomas Puchlerz           Forest Supervisor   March 11, 1999
Authorized officer's name     Title               Date
and signature

                       TERMS AND CONDITIONS

1.  AUTHORITY AND USE AND TERM AUTHORIZED.

A. Authority. This term permit is issued under the authority of the Act of October 22, 1986, (Title 16, United States Code, Section
497b), and Title 36, Code of Federal Regulations, Sections
251.50-251.64.

B. Authorized Officer.  The authorized officer is the Forest
Supervisor. The authorized officer may designate a representative for administration of specific portions of this authorization.

C. Rules, Laws and Ordinances. The holder, in exercising the privileges granted by this term permit, shall comply with all present and future regulations of the Secretary of Agriculture and federal laws; and all present and future, state, county, and municipal laws, ordinances, or regulations which are applicable to the area or operations covered by this permit to the extent they are not in conflict with federal law, policy or regulation. The Forest Service assumes no responsibility for enforcing laws, regulations, ordinances and the like which are under the jurisdiction of other government bodies.

D.  Term.

     1. This authorization is for a term of five years to provide for the holder to prepare a Master Development Plan. Subject to acceptance of the Master Development Plan by the authorized officer, this authorization shall be extended for an additional five years, for a total of 10 years, to provide the holder sufficient time to construct facilities approved in the Master Development Plan within the schedule outlined in clause II. B. (Site Development Schedule), so that the area may be used by the public. Further Provided; This authorization shall be extended by its terms for an additional 30 years, for a total of 40 years, if it is in compliance with the site development schedule in the Master Development Plan and being in operation by the 10 year anniversary date of the issuance of this authorization. Failure of the holder to comply with all or any provisions of this clause shall cause the authorization to terminate under its terms.

     2. Unless sooner terminated or revoked by the authorized officer, in accordance with the provisions of the authorization, this permit shall terminate on December 31, 2039, but a new special-use authorization to occupy and use the same National Forest land may be granted provided the holder shall comply with the then-existing laws and regulations governing the occupancy and use of National Forest lands. The holder shall notify the authorized officer in writing not less than six months prior to said date that such new authorization is desired.

E.  Nonexclusive Use.  This permit is not exclusive.  The Forest
Service reserves the right to use or permit others to use any part of the permitted area for any purpose, provided such use does not materially interfere with the rights and privileges hereby authorized.

F. Area Access. Except for any restrictions as the holder and the authorized officer may agree to be necessary to protect the installation and operation of authorized structures and developments, the lands and waters covered by this permit shall remain open to the public for all lawful purposes. To facilitate public use of this area, all existing roads or roads as may be constructed by the holder, shall remain open to the public, except for roads as may be closed by joint agreement of the holder and the authorized officer.

G. Master Development Plan. In consideration of the privileges authorized by this permit, the holder agrees to prepare and submit changes in the Master Development Plan encompassing the entire winter sports resort presently envisioned for development in connection with the National Forest lands authorized by this permit, and in a form acceptable to the Forest Service. Additional construction beyond maintenance of existing improvements shall not be authorized until this plan has been amended. Planning should encompass all the area authorized for use by this permit. The accepted Master Development Plan shall become a part of this permit. For planning purposes, a capacity for the ski area in people-at-one time shall be established in the Master Development Plan and appropriate National Environmental Policy Act (NEPA) document. The overall development shall not exceed that capacity without further environmental analysis documentation through the appropriate NEPA process.

H.  Periodic Revision.

     1. The terms and conditions of this authorization shall be subject to revision to reflect changing times and conditions so that land use allocation decisions made as a result of revision to Forest Land and Resource Management Plan may be incorporated.

     2. At the sole discretion of the authorized officer this term permit may be amended to remove authorization to use any National
Forest System lands not specifically covered in the Master
Development Plan and/or needed for use and occupancy under this authorization.

II.  IMPROVEMENTS.

A. Permission. Nothing in this permit shall be construed to imply permission to build or maintain any improvement not specifically named in the Master Development Plan and approved in the annual operating plan, or further authorized in writing by the authorized officer.

B. Site Development Schedule. As part of this permit, a schedule for the progressive development of the permitted area and installation of facilities shall be prepared jointly by the holder and the Forest Service. Such a schedule shall be prepared within 90 days of notifying the holder of acceptance of the Master Development Plan, and shall set forth an itemized priority list of planned improvements and the due date for completion. This schedule shall be made a part of this permit. The holder may accelerate the scheduled date for installation of any improvement authorized, provided the other scheduled priorities are met; and provided further, that all priority installations authorized are completed to the satisfaction of the Forest Service and ready for public use prior to the scheduled due date.

     1. All required plans and specifications for site improvements, and structures included in the development schedule shall be properly certified and submitted to the Forest Service at least forty-five (45) days before the construction date stipulated in the development schedule.

     2. In the event there is an agreement with the Forest Service to expand the facilities and services provided on the areas covered by this permit, the holder shall jointly prepare with the Forest Service a development schedule for the added facilities prior to any construction and meet requirements of paragraph II.D. of this section. Such schedule shall be made a part of this permit.

C. Plans. All plans for development, layout, construction, reconstruction or alteration of improvements on the site, as well as revisions of such plans, must be prepared by a licensed engineer, architect, and/or landscape architect (in those states in which such licensing is required) or other qualified individual acceptable to the authorized officer. Such plans must be accepted by the authorized officer before the commencement of any work. A holder may be required to furnish as-built plans, maps, or surveys upon the completion of construction.

D. Amendment. This authorization may be amended to cover new, changed, or additional use(s) or area not previously considered in the approved Master Development plan. In approving or denying changes in modifications, the authorized officer shall consider among other things, the findings or recommendations of other involved agencies and whether their terms and conditions of the existing authorization may be continued or revised, or a new authorization issued.

E. Ski Lift Plans and Specifications. All plans for uphill equipment and systems shall be properly certified as being in accordance with the American National Standards Safety Requirements for Aerial Passenger Tramways (B77.1). A complete set of drawings, specifications, and records for each lift shall be maintained by the holder and made available to the Forest Service upon request. These documents shall be retained by the holder for a period of three (3) years after the removal of the system from National Forest land.

III.  OPERATIONS AND MAINTENANCE.

A. Conditions of Operations. The holder shall maintain the improvements and premises to standards of repair, orderliness, neatness, sanitation, and safety acceptable to the authorized officer. Standards are subject to periodic change by the authorized officer. This use shall normally be exercised at least 225 days each year or season. Failure of the holder to exercise this minimum use may result in termination pursuant to VIII.B.

B. Ski Lift, Holder Inspection. The holder shall have all passenger tramways inspected by a qualified engineer or tramway specialist. Inspections shall be made in accordance with the American National Standard Safety Requirements for Aerial Passenger Tramways (B77.1). A certificate of inspection, signed by an officer of the holder's company, attesting to the adequacy and safety of the installations and equipment for public use shall be received by the Forest Service prior to public operation stating as a minimum:

"Pursuant to our special use permit, we have had an inspection to determine our compliance with the American National Standard B77.1.
We have received the results of that inspection and have made corrections of all deficiencies noted. The facilities are ready for public use."

C. Operating Plan. The holder or designated representative shall prepare and annually revise by OCTOBER 15 an Operating Plan. The plan shall be prepared in consultation with the authorized officer or designated representative and cover winter and summer operations as appropriate. The provisions of the Operating Plan and the annual revisions shall become a part of this permit and shall be submitted by the holder and approved by the authorized officer or their designated representatives. This plan shall consist of at least the following sections:

     1.  Ski patrol and first aid.
     2.  Communications.
     3.  Signs.
     4.  General safety and sanitation.
     5.  Erosion control.
     6.  Accident reporting.
     7.  Avalanche control.
     8.  Search and rescue.
     9.  Boundary management.
     10. Vegetation management.
     11. Designation of representatives.
     12. Trail routes for nordic skiing.

     The authorized officer may require a joint annual business meeting agenda to:

     a. Update Gross Fixed Assets and lift-line proration when the fee is calculated by the Graduated Rate Fee System.

     b. Determine need for performance bond for construction projects, and amount of bond.

     c.  Provide annual use reports.

D. Cutting of Trees. Trees or shrubbery on the permitted area may be removed or destroyed only after the authorized officer has approved and marked, or otherwise designated, that which may be removed or destroyed. Timber cut or destroyed shall be paid for by the holder at appraisal value, provided that the Forest Service reserves the right to dispose of the merchantable timber to others than the holder at no stumpage cost to the holder.

E. Signs. Signs or advertising devices erected on National Forest lands, shall have prior approval by the Forest Service as to location, design, size, color, and message. Erected signs shall be maintained or renewed as necessary to neat and presentable standards, as determined by the Forest Service.

F. Temporary Suspension. Immediate temporary suspension of the operation, in whole or in part, may be required when the authorized officer, or designated representative, determines it to be necessary to protect the public health or safety, or the environment. The order for suspension may be given verbally or in writing. In any such case, the superior of the authorized officer, or designated representative, shall, within ten days of the request of the holder, arrange for an on the ground review of the adverse conditions with the holder. Following this review the superior shall take prompt action to affirm, modify or cancel the temporary suspension.

IV. NONDISCRIMINATION. During the performance of this permit, the holder agrees:

A. In connection with the performance of work under this permit, including construction, maintenance, and operation of the facility, the holder shall not discriminate against any employee or applicant for employment because of race, color, religion, sex, national origin, age, or handicap. (Ref. Title VII of the Civil Rights Act of 1964 as amended).

B. The holder and employees shall not discriminate by segregation or otherwise against any person on the basis of race, color, religion, sex, national origin, age or handicap, by curtailing or refusing to furnish accommodations, facilities, services, or use privileges offered to the public generally. (Ref. Title VI of the Civil Rights Act of 1964 as amended, Section 504 of the Rehabilitation Act of 1973, Title IX of the Education Amendments, and the Age Discrimination Act of 1975).

C. The holder shall include and require compliance with the above nondiscrimination provisions in any subcontract made with respect to the operations under this permit.

D. Signs setting forth this policy of nondiscrimination to be furnished by the Forest Service will be conspicuously displayed at the public entrance to the premises, and at other exterior or interior locations as directed by the Forest Service.

E. The Forest Service shall have the right to enforce the foregoing nondiscrimination provisions by suit for specific performance or by any other available remedy under the laws of the United States of the State in which the breach or violation occurs.

V.  LIABILITIES.

A. Third Party Rights. This permit is subject to all valid existing rights and claims outstanding in third parties. The
United States is not liable to the holder for the exercise of any such right or claim.

B. Indemnification of the United States. The holder shall hold harmless the United States from any liability from damage to life or property arising from the holder's occupancy or use of National Forest lands under this permit.

C. Damage to United States Property. The holder shall exercise diligence in protecting from damage the land and property of the United States covered by and used in connection with this permit. The holder shall pay the United States the full cost of any damage resulting from negligence or activities occurring under the terms of this permit or under any law or regulation applicable to the national forest, whether caused by the holder, or by any agents or employees of the holder.

D. Risks. The holder assumes all risk of loss to the improvements resulting from natural or catastrophic events, including but not limited to, avalanches, rising waters, high winds, falling limbs or trees, and other hazardous events. If the improvements authorized by this permit are destroyed or substantially damaged by natural or catastrophic events, the authorized officer shall conduct an analysis to determine whether the improvements can be safely occupied in the future and whether rebuilding should be allowed. The analysis shall be provided to the holder within six months of the event.

E. Hazards. The holder has the responsibility of inspecting the area authorized for use under this permit for evidence of hazardous conditions which could affect the improvements or pose a risk of injury to individuals.
F. Insurance. The holder shall have in force public liability insurance covering: (1) property damage in the amount of fifty thousand dollars ($50,000), and (2) damage to persons in the minimum amount of five hundred thousand dollars ($500,000) in the event of death or injury to one individual, and the minimum amount of one million dollars ($1,000,000) in the event of death or injury to more than one individual. These minimum amounts and terms are subject to change at the sole discretion of the authorized officer at the five-year anniversary date of this authorization. The coverage shall extend to property damage, bodily injury, or death arising out of the holder's activities under the permit including, but not limited to, occupancy or use of the land and the construction, maintenance, and operation of the structures, facilities, or equipment authorized by this permit. Such insurance shall also name the United States as an additionally insured. The holder shall send an authenticated copy of its insurance policy to the Forest Service immediately upon issuance of the policy. The policy shall also contain a specific provision or rider to the effect that the policy shall not be cancelled or its provisions changed or deleted before thirty days written notice to the Forest Supervisor, Bridger-Teton National Forest; Box 1888; Jackson, Wyoming 83001, by the insurance company.

Rider Clause (for insurance companies)

"It is understood and agreed that the coverage provided under this policy shall not be cancelled or its provisions changed or deleted before thirty days of receipt of written notice to the Forest Supervisor, Bridger-Teton National Forest; Box 1888; Jackson, Wyoming 83001, by the insurance company."

VI.  FEES.

A-9. Ski Area Permit Fees. The Forest Service shall adjust and calculate permit fees authorized by this permit to reflect any revisions to permit fee provisions in 16 U.S.C. 497c or to comply with any new permit fee system based on fair market value that may be adopted by statute or otherwise after issuance of this permit.

A. Fee Calculation. The annual fee due the United States for the activities authorized by this permit shall be calculated using the following formula:

SAPF =     (.015xAGR in bracket 1)+(.025xAGR in bracket 2)+
           (.0275xAGR in bracket 3)+(.04xAGR in bracket 4)

Where:

AGR =      [(LT+SS)x(proration %)]+GRAF

AGR is adjusted gross revenue;

LT is revenue from sales of alpine and nordic lift tickets and passes;

GRAF is gross year round revenue from ancillary facilities;

Proration % is the factor to apportion revenue attributable to use of National Forest System lands;

SAPF is the ski area permit fee for use of National Forest System lands; and

SS is revenue from alpine and nordic ski school operations.

1. SAPF shall be calculated by summing the results of multiplying the indicated percentage rates by the amount of the holder's adjusted gross revenue (AGR), which falls into each of the four brackets. Follow direction in paragraph 2 to determine AGR. The permit fee shall be calculated based on the holder's fiscal year, unless mutually agreed otherwise by the holder and the authorized officer.

The four revenue brackets shall be adjusted annually by the consumer price index issued in FSH 2709.11, chapter 30. The revenue brackets shall be indexed for the previous calendar year. The holder's AGR for any fiscal year shall not be split into more than one set of indexed brackets. Only the levels of AGR defined in each bracket are updated annually. The percentage rates do not change.

The revenue brackets and percentages displayed in Exhibit 01 shall be used as shown in the preceding formula to calculate the permit fee.

Exhibit 01

Adjusted Gross Revenue (AGR) Brackets and Associated Percentage
Rates for Use in Determining Ski Area Permit Fee (SAPF)
___________________________________________________________________
Revenue Brackets (updated annually by CPI*) and Percentage Rates

Holder FY   Bracket 1    Bracket 2     Bracket 3    Bracket 4
             (1.5%)       (2.5%)        (2.75%)       (4%)
___________________________________________________________________
FY 1996     All revenue  $3,000,000   $15,000,000   All revenue
CPI:           below         to            to          over
N/A         $3,000,000  <$15,000,000  $50,000,000   $50,000,000

FY 1997     All revenue  $3,090,000   $15,450,000   All revenue
CPI:           below         to            to          over
1.030       $3,090,000  <$15,450,000  $51,500,000   $51,500,000

FY 1998     All revenue  $3,158,000   $15,790,000   All revenue
CPI:           below         to            to          over
1.022       $3,158,000  <$15,790,000  $52,633,000   $52,633,000

FY 1999     All revenue  $3,212,000   $16,058,000   All revenue
CPI:           below         to            to          over
1.017       $3,212,000  <$16,058,000  $53,528,000   $53,528,000

FY 2000     BRACKETS WILL BE UPDATED ANNUALLY BY CPI*
and beyond
__________________________________________________________________
*The authorized officer shall notify the holder of the updated revenue brackets based on the Consumer Price Index (CPI) which is revised and issued annually in FSH 2709.11, Chapter 30.
__________________________________________________________________

     2. AGR shall be calculated by summing the revenue from lift tickets and ski school operations prorated for use of National Forest System lands and from ancillary facility operations conducted on National Forest System lands. Revenue inclusions shall be income from sales of alpine and nordic tickets and ski area passes; alpine and nordic ski school operations; gross revenue from ancillary facilities; the value of bartered goods and complimentary lift tickets (such as lift tickets provided free of charge to the holder's friends or relatives); and special event revenue. Discriminatory pricing, a rate based solely on race, color, religion, sex, national origin, age, disability, or place of residence, is not allowed, but if it occurs, include the amount that would have been received had the discriminatory pricing transaction been made at the market price, the price generally available to an informed public, excluding special promotions.

Revenue exclusions shall be income from sales of operating equipment; refunds; rent paid to the holder by subholders; sponsor contributions to special events; any amount attributable to employee gratuities or employee lift tickets; discounts; ski area tickets or passes provided for a public safety or public service purpose (such as for National Ski Patrol or for volunteers to assist on the slope in the Special Olympics); and other goods or services (except for bartered goods and complimentary lift tickets) for which the holder does not receive money.

Include the following in AGR:

     a. Revenue from sales of year-round alpine and nordic ski area passes and tickets and revenues from alpine and nordic ski school operations prorated according to the percentage of use between National Forest System lands and private land in the ski area;

     b. Gross year-round revenue from temporary and permanent ancillary facilities located on National Forest System lands;

     c. The value of bartered goods and complimentary lift tickets, which are goods, services, or privileges that are not available to the general public (except for employee gratuities, employee lift tickets, and discounts, and except for ski area tickets and passes provided for a public safety or public service purpose) and that are donated or provided without charge in exchange for something of value to organizations or individuals (for example, ski area product discounts, service discounts, or lift tickets that are provided free of charge in exchange for advertising).

Bartered goods and complimentary lift tickets (except for employee gratuities, employee lift tickets, discounts, and except for ski area tickets and passes provided for a public safety or public service purpose) valued at market price shall be included in the AGR formula as revenue under LT, SS, or GRAF, depending on the type of goods, services, or privileges donated or bartered; and

     d. Special event revenue from events, such as food festivals, foot races, and concerts. Special event revenue shall be included in the AGR formula as revenue under LT, SS, or GRAF, as applicable.
Prorate revenue according to the percentage of use between National Forest System lands and private land as described in the following paragraphs 5 and 6.

     3. LT is the revenue from sales of alpine and nordic lift tickets and passes purchased for the purpose of using a ski area during any time of the year, including revenue that is generated on private land (such as from tickets sold on private land).

     4. SS is the revenue from lessons provided to teach alpine or nordic skiing or other winter sports activities, such as racing, snowboarding, or snowshoeing, including revenue that is generated on private land (such as from tickets sold on private land).

     5. Proration % is the method used to prorate revenue from the sale of ski area passes and lift tickets and revenue from ski school operations between National Forest System lands and private land in the ski area. Separately prorate alpine and nordic revenue with an appropriate proration factor. Add prorated revenues together; then sum them with GRAF to arrive at AGR. Use one or both of the following methods, as appropriate:

         a. STFP shall be the method used to prorate alpine revenue. The STFP direction contained in FSM 2715.11c effective in 1992 shall be used. Include in the calculation only uphill devices (lifts, tows, and tramways) that are fundamental to the winter sports operation (usually those located on both Federal and private land). Do not include people movers whose primary purpose is to shuttle people between parking areas or between parking areas and lodges and offices.

         b. Nordic trail length is the method used to prorate nordic revenue. Use the percentage of trail length on National
Forest System lands to total trail length.

     6. GRAF is the revenue from ancillary facilities, including all of the holder's or subholder's lodging, food service, rental shops, parking, and other ancillary operations located on National Forest System lands. Do not include revenue that is generated on private land. For facilities that are partially located on National Forest System lands, calculate the ratio of the facility square footage located on National Forest System lands to the total facility square footage. Special event revenue allocatable to GRAF shall be prorated by the ratio of use on National Forest System lands to the total use.

     7. In cases when the holder has no AGR for a given fiscal year, the holder shall pay a permit fee of $2 per acre for National Forest System lands under permit or a percentage of the appraised value of National Forest System lands under permit, at the discretion of the authorized officer.

B. Fee Payments. Reports and deposits shall be tendered in accordance with the following schedule. They shall be sent or delivered to the collection officer, USDA, Forest Service, at the address furnished by the authorized officer. Checks or money orders shall be made payable to: USDA, Forest Service.


     1. The holder shall calculate and submit an advance payment which is due by the beginning of the holder's payment cycle. The advance payment shall equal 20 percent of the holder's average permit fee for 3 operating years, when available. When past permit fee information is not available, the advance payment shall equal 20 percent of the permit fee, based on the prior holder's average fee or projected AGR. For ski areas not expected to generate AGR for a given payment cycle, advance payment of the permit fee as calculated in item A, paragraph 7 ($2 per acre for National Forest System lands under permit or a percentage of the appraised value of National Forest System lands under permit, at the discretion of the authorized officer) shall be made. The advance payment shall be credited (item B, paragraph 3) toward the total ski area permit fee for the payment cycle.

     2. The holder shall report sales, calculate fees due based on a tentative percentage rate, and make interim payments each calendar MONTH, except for periods in which no sales take place and the holder has notified the authorized officer that the operation has entered a seasonal shutdown for a specific period. Reports and payments shall be made by the end of the month following the end of each reportable period. Interim payments shall be credited (item B, paragraph 3) toward the total ski area permit fee for the payment cycle.

     3. Within 90 days after the close of the ski area's payment cycle, the holder shall provide a financial statements, including a completed permit fee information form, Form FS-2700-19a, representing the ski area's financial condition at the close of its business year and an annual operating statement reporting the results of operations, including a final payment which includes year end adjustments for the holder and each subholder for the same period. Any balance that exists may be credited and applied against the next payment due or refunded, at the discretion of the permit holder.

     4.  Within 30 days of receipt of a statement from the Forest
Service, the holder shall make any additional payment required to ensure that the correct ski area permit fee is paid for the past year's operation.

     5. Payments shall be credited on the date received by the designated collection officer. If the due date for the fee or fee calculation financial statement falls on a non-workday, the charges shall not accrue until the close of business on the next workday.

     6. All permit fee calculations and records of sales are subject to review or periodic audit as determined by the authorized officer. Errors in calculation or payment shall be corrected as needed for conformance with those reviews or audits. In accordance with the Interest and Penalties clause contained in this authorization, interest and penalties shall be assessed on additional fees due as a result of reviews or audits.

     7. Correction of errors includes any action necessary to calculate the holder's sales or slope transport fee percentage or to make any other determination required to calculate permit fees accurately. For fee calculation purposes, an error may include:

         a.  Misreporting or misrepresentation of amounts;
         b.  Arithmetic mistakes;
         c.  Typographic mistakes; or
         d. Variation from generally accepted accounting principles (GAAP), when such variations are inconsistent with the terms of this permit.

Correction of errors shall be made retroactively to the date the error was made or to the previous audit period, whichever is more recent, and past fees shall be adjusted accordingly.

C.  Interest and Penalties.

     1. Pursuant to 31 USC 3717 and 7 CFR Part e, Subpart B, or subsequent changes thereto, interest shall be charged on any fee not paid by the date the fee or fee calculation financial statements specified in this permit was due.

     2. Interest shall be assessed using the higher of (1) the most current rate prescribed by the United States Department of the Treasury Financial Manual (TFM-6-8025.40) or (2) the prompt payment rate prescribed by the United States Department of the Treasury under section 12 of the Contract Disputes Act of 1978 (41 USC
611).
Interest shall accrue from the date the fee or fee calculation financial statement is due. In the event the account becomes delinquent, administrative costs to cover processing and handling of the delinquent debt may be assessed.

     3. A penalty of 6 percent per year shall be assessed on any fee overdue in excess of 90 days, and shall accrue from the due date of the first billing or the date the fee calculation financial statement was due. The penalty is in addition to interest and any other charges specified in item 2.

     4. Delinquent fees and other charges shall be subject to all the rights and remedies afforded the United States pursuant to federal law and implementing regulations. (31 U.S.C. 3711 et seq.).

D. Nonpayment. Failure of the holder to make timely payments, pay interest charges or any other charges when due, constitutes breach and shall be grounds for termination of this authorization. This permit terminates for nonpayment of any monies owed the United States when more than 90 days in arrears.

E. Access to Records. For the purpose of administering this permit (including ascertaining that fees paid were correct and evaluating the propriety of the fee base), the holder agrees to make all of the accounting books and supporting records to the business activities, as well as those of sublessees operating within the authority of this permit, available for analysis by qualified representatives of the Forest Service or other Federal agencies authorized to review the Forest Service activities. Review of accounting books and supporting records shall be made at dates convenient to the holder and reviewers. Financial information so obtained shall be treated as confidential as provided in regulations issued by the Secretary of Agriculture.

The holder shall retain the above records and keep them available for review for 5 years after the end of the year involved, unless disposition is otherwise approved by the authorized officer in writing.

F. Accounting Records. The holder shall follow Generally Accepted Accounting Principles or Other Comprehensive Bases of Accounting acceptable to the Forest Service in recording financial transactions and in reporting results to the authorized officer. When requested by the authorized officer, the holder at own expense, shall have the annual accounting reports audited or prepared by a licensed independent accountant acceptable to the Forest Service. The holder shall require sublessees to comply with these same requirements. The minimum acceptable accounting system shall include:

     1. Systematic internal controls and recording by kind of business the gross receipts derived from all sources of business conducted under this permit. Receipts should be recorded daily and, if possible, deposited into a bank account without reduction by disbursements. Receipt entries shall be supported by source documents such as cash register tapes, sale invoices, rental records, and cash accounts from other sources.

     2.  A permanent record of investments in facilities
(depreciation schedule), and current source documents for acquisition costs of capital items.

     3. Preparation and maintenance of such special records and accounts as may be specified by the authorized officer.

VII.  TRANSFER AND SALE.

A. Subleasing. The holder may sublease the use of land and improvements covered under this permit and the operation of concessions and facilities authorized upon prior written notice to the authorized officer. The Forest Service reserves the right to disapprove subleasees. In any circumstance, only those facilities and activities authorized by this permit may be subleased. The holder shall continue to be responsible for compliance with all conditions of this permit by persons to whom such premises may be sublet. The holder may not sublease direct management responsibility without prior written approval by the authorized officer.

B. Notification of Sale. The holder shall immediately notify the authorized officer when a sale and transfer of ownership of the permitted improvements is planned.

C. Divestiture of Ownership. Upon change in ownership of the facilities authorized by this permit, the rights granted under this authorization may be transferred to the new owner upon application to and approval by the authorized officer. The new owner must qualify and agree to comply with, and be bound by the terms and conditions of the authorization. In granting approval, the authorized officer may modify the terms, conditions, and special stipulations to reflect any new requirements imposed by current Federal and state land use plans, laws, regulations or other management decisions.

VIII.  TERMINATION.

A. Termination for Higher Public Purpose. If, during the term of this permit or any extension thereof, the Secretary of Agriculture or any official of the Forest Service acting by or under his or her authority shall determine by his or her planning for the uses of the National Forest that the public interest requires termination of this permit, this permit shall terminate upon one hundred eighty
(180) days written notice to the holder of such determination, and the United States shall have the right thereupon, subject to Congressional authorization and appropriation, to purchase the holder's improvements, to remove them, or to require the holder to remove them, at the option of the United States. The United States shall be obligated to pay an equitable consideration for the improvements or for removal of the improvements and damages to the improvements resulting from their removal. The amount of the consideration shall be fixed by mutual agreement between the United States and the holder and shall be accepted by the holder in full satisfaction of all claims against the United States under this clause: Provided, that if mutual agreement is not reached, the Forest Service shall determine the amount, and if the holder is dissatisfied with the amount thus determined to be due him may appeal the determination in accordance with the Appeal Regulations, and the amount as determined on appeal shall be final and conclusive on the parties hereto; Provided further, that upon the payment to the holder of 75% of the amount fixed by the Forest Service, the right of the United States to remove or require the removal of the improvements shall not be stayed pending the final decision on appeal.

B. Termination, Revocation and Suspension. The authorized officer may suspend, revoke, or terminate this permit for (1) noncompliance with applicable statutes, regulations, or terms and conditions of the authorization; (2) for failure of the holder to exercise the rights and privileges granted; (3) with the consent of the holder or (4) when, by its terms, a fixed agreed upon condition, event, or time occurs. Prior to suspension, revocation, or termination, the authorized officer shall give the holder written notice of the grounds for such action and reasonable time to correct cureable noncompliance.

IX.  RENEWAL.

A. Renewal. The authorized use may be renewed. Renewal requires the following conditions: (1) the land use allocation is compatible with the Forest Land and Resource Management Plan; (2) the site is being used for the purposes previously authorized and; (3) the enterprise is being continually operated and maintained in accordance with all the provisions of the permit. In making a renewal, the authorized officer may modify the terms, conditions, and special stipulations.

X.  RIGHTS AND RESPONSIBILITIES UPON TERMINATION OR NONRENEWAL.

A. Removal of Improvements. Except as provided in Clause VIII.A, upon termination or revocation of this special use permit by the Forest Service, the holder shall remove within a reasonable time as established by the authorized officer, the structures and improvements, and shall restore the site to a condition satisfactory to the authorized officer, unless otherwise waived in writing or in the authorization. If the holder fails to remove the structures or improvements within a reasonable period, as determined by the authorized officer, they shall become the property of the United States without compensation to the holder, but that shall not relieve the holder's liability for the removal and site restoration costs.

XI.  MISCELLANEOUS PROVISIONS.

A. Members of Congress. No Member of or Delegate to Congress, or Resident Commissioner shall be admitted to any share or part of this agreement or to any benefit that may arise herefrom unless it is made with a corporation for its general benefit.

B. Inspection, Forest Service. The Forest Service shall monitor the holder's operations and reserves the right to inspect the permitted facilities and improvements at any time for compliance with the terms of this permit. Inspection s by the Forest Service do not relieve the holder of responsibilities under other terms of this permit.

C. Regulating Services and Rates. The Forest Service shall have the authority to check and regulate the adequacy and type of services provided the public and to require that such services conform to satisfactory standards. The holder may be required to furnish a schedule of prices for sales and services authorized by the permit. Such prices and services may be regulated by the Forest Service: Provided, that the holder shall not be required to charge prices significantly different than those charged by comparable or competing enterprises.

D. Advertising. The holder, in advertisements, signs, circulars, brochures, letterheads, and like materials, as well as orally, shall not misrepresent in any way either the accommodations provided, the status of the permit, or the area covered by it or the vicinity. The fact that the permitted area is located on the National Forest shall be made readily apparent in all of the holder's brochures and print advertising regarding use and management of the area and facilities under permit.

E. Bonding. The authorized officer may require the holder to furnish a bond or other security to secure all or any of the obligations imposed by the terms of the authorization or any applicable law, regulation, or order.

Bonds, Performance. Use the following text, when bonding is called for: As a further guarantee of the faithful performance of the provisions of terms and conditions set forth on pages 2-12 of this permit, the holder agrees to deliver and maintain a surety bond or other acceptable security in the amount of that which is reasonable for protecting the Environment, the United States, and the Public Interest. Should the sureties or the bonds delivered under this permit become unsatisfactory to the Forest Service, the holder shall, within thirty days of demand, furnish a new bond surety, solvent and satisfactory to the Forest Service. In lieu of a surety bond, the holder may deposit into a Federal depository, as directed by the Forest Service, and maintain therein, cash in the amounts provided for above, or negotiable securities of the United States having a market value at the time of deposit of not less than the dollar amounts provided above.

The holder's surety bond shall be released, or deposits in lieu of a bond, shall be returned thirty days after certification by the Forest Service that priority installations under the development plan are complete, and upon furnishing by the holder of proof satisfactory to the Forest Service that all claims for labor and material on said installations have been paid or released and satisfied. The holder agrees that all moneys deposited under this permit may, upon failure on his or her part to fulfill all and singular the requirements herein set forth or made a part hereof, be retained by the United States to be applied to satisfy obligations assumed hereunder, without prejudice whatever to any rights and remedies of the United States.

Prior to undertaking additional construction or alteration work not provided for in the above terms and conditions or when the improvements are to be removed and the area restored, the holder shall deliver and maintain a surety bond in an amount set by the Forest Service, which amount shall not be in excess of the estimated loss which the Government would suffer upon default in performance of this work.

F. Water Rights. This authorization confers no rights to the use of water by the holder. Such rights must be acquired under State law.

G. Current Addresses. The holder and the Forest Service shall keep each informed of current mailing addresses including those necessary for billing and payment of fees.

H. Identification of Holder. Identification of the holder shall remain sufficient so that the Forest Service shall know the true identity of the entity.

Corporation Status Notification:

     1. The holder shall notify the authorized officer within fifteen (15) days of the following changes:

         a.  Names of officer appointed or terminated.
         b. Names of stockholders who acquire stock shares causing their ownership to exceed 50 percent of shares issued or otherwise acquired, resulting in gaining controlling interest in the corporation.

     2.  The holder shall furnish the authorized officer:

         a.  A copy of the articles of incorporation and bylaws.
         b. An authenticated copy of a resolution of the board of directors specifically authorizing a certain individual or individuals to represent the holder in dealing with the Forest Service.
         c. A list of officers and directors of the corporation and their addresses.

         d. Upon request, a certified list of stockholders and amount of stock owned by each.
         e. The authorized officer may require the holder to furnish additional information as set forth in 36 CFR
251.54(e)(1)(iv).

     Partnership Status Notification:

     The holder shall notify the authorized officer within fifteen
(15) days of the following changes. Names of the individuals involved shall be included with the notification.

     1. Partnership makeup changes due to death, withdrawal, or addition of a partner.

     2. Party or parties assigned financed interest in the partnership by existing partner(s).

     3. Termination, reformation, or revision of the partnership agreement.

     4. The acquisition of partnership interest, either through purchase of an interest from an existing partner or partners, or contribution of assets, that exceeds 50 percent of the partnership permanent investment.

I. Archaeological-Paleontological Discoveries. The holder shall immediately notify the authorized officer of any and all antiquities or other objects of historic or scientific interest. These include, but ar not limited to historic or prehistoric ruins, fossils, or artifacts discovered as the result of operations under this permit, and shall leave such discoveries intact until authorized to proceed by the authorized officer. Protective and mitigative measures specified by the authorized officer shall be the responsibility of the permit holder.

J. Protection of Habitat of Endangered, Threatened, and Sensitive Species. Location of areas needing special measures for protection of plants or animals listed as threatened or endangered under the Endangered Species Act (ESA) of 1973, as amended, or listed as sensitive by the Regional Forester under authority of FSM 2670, derived from ESA Section 7 consultation, may be shown on a separate may, hereby made a part of this permit, or identified on the ground. Protective and mitigative measures specified by the authorized officer shall be the responsibility of the permit holder.

If protection measures prove inadequate, if other such areas are discovered, or if new species are listed as Federally threatened or endangered or as sensitive by the Regional Forester, the authorized officer may specify additional protection regardless of when such facts become known. Discovery of such areas by either party shall be promptly reported to the other party.

K. Superior Clauses. In the event of any conflict between any of the preceding printed clauses or any provision thereof, and any of the following clauses or any provision thereof, the preceding clauses shall control.

L. Superseded Permit. This permit replaces a special use permit issued to:

     SNOW KING RESORT, INC. on March 12, 1992.

M. Disputes. Appeal of any provisions of this authorization or any requirements thereof shall be subject to the appeal regulations at 36 CFR 251, subpart C, or revisions thereto. The procedures for these appeals are set forth in 36 CFR 251 published in the Federal Register at 54 FR 3362, January 23, 1989.

N. X-99. Water Rights Acquired in the Name of the United States. All water rights obtained by the holder for use on the area authorized must be acquired in the name of the United States.

Note: Additional provisions may be added by the authorized officer to reflect local conditions.

(R4-B2) Liability Waiver. The holder will not request or require persons served to sign a liability waiver which releases the outfitter from responsibility for injury or damage resulting from the outfitter's negligence for activities authorized by this permit. The holder may, however, advise such persons of the risks involved and have them sign a Visitor's Acknowledgement of Risk, provided a copy of the proposed form has been submitted to and approved by the issuing Forest Officer.

                 VISITOR'S ACKNOWLEDGMENT OF RISK
                             (SAMPLE)

I recognize that there is an element of risk in any adventure, sport, or activity associated with the outdoors. I am fully
cognizant of the risks and dangers inherent in   (activity)   and
have been informed of known special hazards in such activity. A copy of a notice of such hazards is attached hereto and made a part hereof, and I, and the adult members of my family, have read the same. I certify that my family and I, including minor children, are fully capable of participating in the said activity.

Therefore, I assume full responsibility for personal injury to myself and/or to members of my family, or for loss or damage to my personal property and expenses thereof as a result of my negligence or the negligence of my family participating in said activity except to the extent such damage or injury may be due to the negligence of (concessionaire). I further understand that (concessionaire) reserves the right to refuse any person it judges to be incapable of meeting the rigors and requirements of
participating in   (activity)  .

Self: ___________________  Spouse: ____________________
Minor Children:  __________________   ______________   ___________

I have read, understand, and accept the terms and conditions stated herein and acknowledge that this agreement shall be effective and binding upon the parties during the entire period of participation of the said activity.

Parent/Guardian: ____________________   _________________________

Customer Signature:  ______________________  Date:  ____________

(if both parents are in attendance, both should sign.)

(Form may be modified to provide for the signature of each individual member of a group.)

EXHIBIT A

     (map of SNOW KING RESORT SKI AREA PERMIT prepared by Dale
Dawson 03/11/1999)

EXHIBIT B - Master Development Plan (Date)

     The Master Development Plan upon completion and acceptance by the Forest Supervisor shall be included in Exhibit B.

94.4.15        Use and Indemnity Agreement between the Town of
               Jackson, Wyoming and Snow King Resort, Inc.

                    USE AND INDEMNITY AGREEMENT

     This Use and Indemnity Agreement is granted to be effective as of the 30th day of December, 1998, by and between Snow King Resort, Inc., a Wyoming Corporation, as Indemnitor, and the Town of Jackson, a Municipal Corporation of the State of Wyoming, as Indemnitee. For and in consideration of the use of the leasehold property known generally as the parking lot and ski hill parcels and a portion of that parcel of real property known generally as Snow King Ballpark, situated on the southeast corner of the intersection of Snow King Avenue and Cache Drive in the Town of Jackson, Teton County, Wyoming, as a tubing park and a "run-slow lane" or "run-out lane" for a tubing park (to be operated in conjunction with Indemnitor's lease and with rental payments to be made pursuant to said lease between Indemnitor and Indemnitee for the adjacent parking lot and ski hill areas) which right of use is hereby granted by Indemnitee, Indemnitor hereby agrees to indemnify, save and hold harmless Indemnitee from and against any and all liability, cause, claim, right-of-action, or damage for which a claim may be made against Indemnitee arising from and out of the use of the property, including the leasehold property described herein, by Indemnitor. This Indemnity shall include indemnification against property damage including damage to fences, sprinkler systems and sod and shall extend to removal and replacement of the fence, maintenance of the entire area subject to the Agreement by Indemnitee in a clean, trash-free condition, and maintenance and control of all animals to avoid encounters with dogs or any other animals. It s the intent of this Agreement that the Indemnitor, as user of the property and facilities, shall be fully and totally responsible for removal of fences for use by Indemnitor and returning the property to its current condition or better for utilization for park and ball field premises, not later than the 15th day of May of each year during the continuation of this Agreement, all at the sole cost and expense of Indemnitor. This Indemnification shall extend to and include the cost of any and all legal defense of any action that might arise from Indemnitor's use of the property, specifically including a reasonable sum as and for attorney's fees.

     This Agreement shall continue in effect from year to year for so long as Snow King Resort, Inc., the Indemnitor, or its successor and assigns, continue to be the Lessee in the Snow King Mountain tract and parking lot adjacent to the Snow King ballpark provided, however, that either party hereto may cancel the Agreement on ninety (90) days written notice to the other party and provided further that such cancellation shall not become effective during the winter operation season; that is, December through March, unless the termination shall be for good cause arising from the actions or inactions of the Indemnitor with respect to the Agreement or the operation, in which event, the termination may become effective immediately.

     IN WITNESS WHEREOF, the parties have here unto set their hands to be effective as of the day and year first above written.

                              INDEMNITOR:

                              SNOW KING RESORT, INC.
                              a Wyoming Corporation

                              By /s/ Manuel Lopez
                                 President

                              INDEMNITEE:

                              TOWN OF JACKSON, a Municipal
                              Corporation of the State of Wyoming

                              By /s/ Barney Oldfield
                                 Mayor

STATE OF WYOMING     )
                     ) ss.
COUNTY OF TETON      )

     The foregoing instrument was acknowledged before me by Manuel Lopez as President, of Snow King Resort, Inc., a Wyoming
Corporation, and acknowledged that he/she executed the foregoing as such officer in the name of and on behalf of said Corporation this 30th day of December, 1998.

     Witness my hand and official seal.

                                 /s/ Carolyn M. Douglas
                                 Notary Public

     My commission expires:  November 1, 2001


STATE OF WYOMING     )
                     ) ss.
COUNTY OF TETON      )

     The foregoing instrument was acknowledged before me by Barney Oldfield, Mayor of the Town of Jackson, a Municipal Corporation of the State of Wyoming, and acknowledged that he/she executed the foregoing as such officer in the name of and on behalf of said Corporation this 30th day of December, 1998.

     Witness my hand and official seal.

                                 /s/ Michelle A. Weber
                                 Notary Public

     My commission expires:  February 23, 2002

94.4.16        ADDENDUM AND MODIFICATION OF LEASE AGREEMENT dated
               November 16, 1998 between the Town of Jackson,
               Wyoming and Snow King Resort, Inc.

                     ADDENDUM AND MODIFICATION
                        OF LEASE AGREEMENT

             SKI SHELTER, SKI LIFT AND MOUNTAIN TRACT


     THIS ADDENDUM AND MODIFICATION OF LEASE AGREEMENT is made and entered into to be effective as of the 16th day of November, 1998, by and between the Town of Jackson, a Municipal Corporation of the State of Wyoming, of P.O. Box 1687, Jackson, Wyoming, 83001, herein and in the Lease to which this Addendum is attached referred to as "Landlord," and Snow King Resort, Inc. a Wyoming Corporation, of P.O. Box SKI, Jackson, Wyoming, 83001, herein and in the Lease to which this Addendum is attached referred to as "Tenant," to modify and become a part of that certain Lease Agreement between Landlord and Tenant dated the 22nd day of April, 1994, and to which this Addendum is attached.

                            WITNESSETH:

     WHEREAS, the parties entered into a Lease Agreement dated the 22nd day of April, 1994, for the purpose of providing a ski shelter and community facilities; and

     WHEREAS, the Tenant has requested an extension of the term of the Lease in order to have the opportunity to more completely amortize investments and improvements to the leasehold estate; and

     WHEREAS, the Landlord has agreed to such an extension and to a minor correction as hereinafter set forth;

     NOW, THEREFORE, the parties for and in consideration of the mutual agreements set forth herein and the consideration provided for and set forth in the Lease Agreement, which this Addendum is attached, agree as follows:
     1.  Section 2 Term of Lease is amended to read as follows:

         2. Term of Lease. The term of the Lease shall be for a term of forty (40) years, commencing on the 1st day of June, 1993, and terminating on the 1st day of May, 2033, unless sooner terminated or extended under the provisions of the Lease.

     2.  Section 3(a) Base Rent is modified to read as follows:

         3(a). Base Rent. The base rent for the Lease Agreement through the 31st day of May, 2033 shall be Ten Thousand Eight Hundred Dollars ($10,800.00) per annum payable in twelve (12) equal monthly installments of Nine Hundred Dollars ($900.00) per month on the first day of each month of each year of the term hereof. The base rent for the period commencing June 1, 2023 shall be Twelve Thousand Dollars ($12,000.00) per annum payable in twelve (12) equal monthly installments of One Thousand Dollars ($1,000.00) per month on the first day of each month of each year of the term hereof and shall be increased for each year thereafter by an amount equal to the percentage increase in the Consumer Price Index Universal for the previous twelve (12) months or its most comparable index published by the United States Department of Labor or other federal entity publishing such indexes and schedules.

     3. The reference in Section 3(c) to the section reserving rents is changed from 33 to 3(a) and (b).

     4. There is hereby added to Section 3, a new subsection (d) entitled Rental Payment Deferrals.

         3(d). Rental Payment Deferrals. The Tenant shall have the option, upon written notice given the Landlord, for any lease year to change monthly payment dates from the first (1st) day of the month to the twentieth (20th) day of the month and to reduce the number of rental payment installments from twelve (12) to six (6) with the payment dates to be as follows: January 20, February 20, March 20, July 20, August 20, and September 20. In the event Tenant elects to exercise its right to consolidate payments, then the payments due on the six (6) elected payment dates shall be double the then effective payment amount together with interest for the period from the first (1st) day of the month to the twentieth
(20th) day of the month at the rate of eight and one-half percent (8 1/2%) interest and interest on the deferred payment for the entire payment of deferral at the rate of eight and one-half percent (8 1/2%) per annum. This paragraph shall not apply to supplemental rent due and payable pursuant to paragraph 3(b) above.

     5.  Section 5(c) is corrected to refer to Snow King Resort,
Inc., as the Tenant rather than Snow King, Inc.

     6. All of the rest and remainder of the terms and conditions of the Lease to which this Addendum is attached shall remain unchanged and in full force and effect.

     IN WITNESS WHEREOF, the parties have hereunto set their hands to be effective as of the day and year first above written.

                              LANDLORD:
                              TOWN OF JACKSON, a Municipal
                              Corporation of the State of Wyoming

                              By /s/ Barney Oldfield, Mayor
ATTEST:

By /s/ Robinson, Town Clerk

                              TENANT:

                              SNOW KING RESORT, INC., a
                              Wyoming Corporation

                              By /s/ Manuel Lopez, President
ATTEST:

By /s/ Creed Law, Secretary



                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   WESTERN STANDARD CORPORATION

Date:  March 31, 1999              By:/s/ Stanford E. Clark
                                      Stanford E. Clark, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  March 31, 1999              /s/ Stanford E. Clark
                                   Stanford E. Clark
                                   President, Treasurer (Principal
                                   Executive, Financial and
                                   Accounting Officer) Comptroller
                                   and Director

Date:  March 31, 1999              /s/ Manuel B. Lopez
                                   Manuel B. Lopez
                                   Vice President and Director


Date:  March 31, 1999              /s/ James M. Peck
                                   Secretary and Director