Form 10QSB
period 1999-03-31
WESTERN STANDARD CORP
filed 1999-05-18
CIK 106318

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10QSB


[X]               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   For Quarterly period ended March 31, 1999

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
9,965,015 common $0.05 par at December 31, 1998 and May 11, 1999.

PART 1, ITEM 1, 2 (1)(i)
                                  FORM 10QSB

                         WESTERN STANDARD CORPORATION

                          Consolidated Balance Sheet

                                   Unaudited

                                March 31, 1999

Current Assets:
     Cash                                        $    507,798.74
     Accounts Receivable                              344,575.88
     Allowance for Doubtful Accounts            (      17,153.14)
     Notes receivable - officer                        10,000.00
     Inventory - at cost                               43,946.03
                                                 ---------------
       Total Current Assets                      $    889,167.51
                                                 ---------------
Property & Equipment, Net of
     Accumulated Depreciation,
     Amortization and Depletion                  $  8,302,444.96
                                                 ---------------
Other Assets:
*    Accounts Receivable - Snow King Resort
       Center, Inc. and JH Spring Water          $  1,218,748.46
     Allowance for collectibility               (   1,000,000.00)
     Prepaid expenses                                 126,543.15
     Prepaid loan fees                                228,626.88
     Investment in SKRCI                                6,720.00
     Leasehold Interest                                34,270.84
     Restricted Cash Reserves                          41,770.14
     Other                                              1,164.86
                                                 ---------------
         Total Other Assets                      $    657,844.33
                                                 ---------------
TOTAL ASSETS                                     $  9,849,456.80
                                                 ===============

The Registrant also owns 12,000 shares of Class B Common stock in Snow King Resort, Inc. at Zero Basis.

* This account receivable is from two new businesses; one is approximately 49% owned by Western Standard Corporation and operated by its subsidiary Snow King Resort, Inc. The other is totally owned by Snow King Resort, Inc. This is not a short term receivable.

PART 1, ITEM 1, 2 (1)(i)
                                  FORM 10QSB

                         WESTERN STANDARD CORPORATION

                          Consolidated Balance Sheet

                                   Unaudited

                                March 31, 1999

Liabilities:
     Accounts Payable                            $    462,528.39
     Accounts Payable - Other                          81,999.47
     Portion of Long Term Debt
       payable within one year                         94,054.00
     Advance Deposit                                  337,679.69
     Accrued Expenses                                 484,397.01
                                                 ---------------
         Subtotal                                $  1,460,658.56

     Long Term Debt                                 8,065,292.77
     Fee Payable - Officer                             90,000.00
                                                 ---------------
TOTAL LIABILITIES                                $  9,615,951.33
                                                 ===============
Minority Interest in Subsidiary
     2,150 shares of Class A stock
     in SKRI                                     $  2,020,784.88
                                                 ---------------
STOCKHOLDERS INVESTMENT:
     Common Stock, $0.05 par
       value, 10,000,000 shares
       authorized, 9,965,015
       issued and outstanding
       at March 31, 1998                         $    401,201.02
     Capital in Excess of Par
       Value                                        3,334,801.45
     Accumulated Deficit                        (   5,523,281.88)
                                                 ---------------
          Net Stockholders
            Investment                          ($  1,787,279.41)
                                                 ---------------
TOTAL LIABILITIES AND CAPITAL                    $  9,849,456.80
                                                 ===============












PART 1, ITEM 1, 2 (1)(ii)
                                  FORM 10QSB

                         WESTERN STANDARD CORPORATION
                     Consolidated Statement of Operations

                                   Unaudited

                          Profit and Loss Information

                                   For the Three (3) Months Ended
                                  Mar. 31, 1999     Mar. 31, 1998

1.  Gross sales less discounts,
    returns and allowances       $ 1,754,690.35   $ 2,258,464.77
2.  Operating Revenues                      -0-              -0-
3.  Total of Captions 1 and 2      1,754,690.35     2,258,464.77
4.  Costs and Expenses
    (a)  Operating Expenses        2,320,041.01     2,237,876.62
    (b)  Interest Expense            184,121.43       167,724.17
    (c)  Depreciation                165,000.00       156,400.00
    Total Costs and Expenses       2,669,162.44     2,562,000.79
5.  Income (Loss) before taxes
    on income & extraordinary
    items                       (    914,472.09) (    303,536.02)
6.  Discontinued Operations                 -0-              -0-
7.  Provisions for taxes on
    income                                  -0-              -0-
8.  Income or (Loss)            (    914,472.09) (    303,536.02)
9.  Minority interest in
    profit (loss) of
    subsidiary                  (    213,669.32) (     69,936.39)
10. Income (Loss) before
    extraordinary items         (    700,802.77) (    233,599.63)
11. Extraordinary items,
    income tax, benefit of
    net operating loss
    carryover and minority
    share of tax                            -0-              -0-
12. Net Income (Loss)           (    914,472.09) (    233,599.63)
13. Earnings (Loss) per share:
    ($914,472.09) : 9,965,015
    issued and outstanding                 (.09)
    ($233,599.63) : 9,965,015
    issued and outstanding                                  (.02)
14. Dividends per share                     -0-              -0-


The results for interim periods are not necessarily indicative of results to be expected for the year.

The information furnished for Western Standard Corporation reflects adjustments which are, in the opinion of management, necessary to a fair statement of the results for this interim period.






PART 1, ITEM 1, 2 (1)(iii)
                                  FORM 10QSB

                         WESTERN STANDARD CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   Unaudited

                                   For the Three (3) Months Ended
                                  Mar. 31, 1999     Mar. 31, 1998
INCREASE (DECREASE) IN CASH:
  Cash flows from operating
  activities:
    Cash received from
      customers                  $ 1,660,071.97   $ 2,056,983.45
    Cash paid to suppliers
      and employees             (  2,113,778.73) (  1,961,490.20)
    Interest paid               (    184,121.43) (    167,724.17)
                                 --------------   --------------
      Net cash provided
        (used) by operations    ($   637,828.19) ($    72,230.92)
                                 --------------   --------------
  Cash flows from investing
  activities:
    Payment from officer         $       900.00   $       900.00
    Capital expenditures        (    572,592.43) (     79,767.24)
    Loan fees                   (    181,781.88)             -0-
    Loans to/payments from Snow
      King Center                     42,408.00        70,730.86
    Increase in restricted
      cash                      (     28,755.54) (     25,702.86)
                                 --------------   --------------
      Net cash provided
        (used) by investing
        activities              ($   739,821.85) ($    33,839.24)
                                 --------------   --------------
  Cash flows from financing
  activities:
    Borrowings                   $ 8,075,617.91   $   105,253.00
    Principal payments to
      banks                     (  6,410,585.87) (    113,901.40)
                                 --------------   --------------
      Net cash provided
        (used) by financing
        activities               $ 1,665,032.04  ($     8,648.40)
                                 --------------   --------------
Net increase (decrease) in
  cash                           $   287,382.00  ($   114,718.56)
Cash at beginning of year            220,416.74       382,161.39
                                 --------------   --------------

Cash at end of quarter           $   507,798.74  ($   267,442.83)
                                 ==============   ==============
RECONCILIATION OF NET INCOME
TO NET CASH USED BY OPERATING
ACTIVITIES:

Net income (loss)               ($   700,802.77) ($   233,599.63)
Adjustments:
  Depreciation and
    amortization                     165,354.00       162,484.00
  Decrease in advance
    deposits                    (     58,622.53) (     46,990.19)
  Increase in accounts
    receivable                  (    121,333.75) (    175,043.99)

  Decrease in prepaid
    expenses                          54,585.18        63,332.82
  Decrease (increase) in
    inventories                        3,113.07  (     11,352.02)
  (Decrease) increase in
    accounts payable and
    accrued expenses                 206,834.56       218,321.62
  Collection of Snow Devil
    receivable and trail receivable   26,715.37        20,552.86
  Allocation of Minority
    Interest in profit
    (loss) of subsidiary        (    213,669.32) (     69,936.39)
                                 --------------   --------------
Net cash provided by
  operations                    ($   637,828.19) ($    72,230.92)
                                 ==============   ==============
PART I, ITEM 1, 2 (2)

                                  FORM 10QSB

                         WESTERN STANDARD CORPORATION


     (ii)  Material Subsequent Events and Contingencies

    (iii)  Significant Equity Investors

           Six investors own approximately 23.57% of Snow King
           Resort, Inc., a Western Standard Corporation sub-sidiary.

     (iv)  Significant Disposition and Purchase Business
           Combinations.

           None

      (v)  Material accounting changes

           None

PART I, Item 1, 2   (2)(iii)

                         Significant Equity Investors
                                   Unaudited
                                                    January 1 to
                                                   Mar. 31, 1999

Sales                                             $ 1,750,736.57

Gross Income                                      $ 1,750,736.57

Net Income (Loss) from continuing operations     ($   906,530.85)
Less Minority Interest in profit or (loss) -
  23.57%                                         ($   213,669.32)

Net Income (Loss)                                ($   692,861.53)

The above figures are for Snow King Resort, Inc., a Western
Standard Corporation subsidiary.  The Registrant owns approximately
76.43 percent of the outstanding Snow King Resort, Inc. voting stock.

PART II

                                  FORM 10QSB

                         WESTERN STANDARD CORPORATION

                               Other Information

1.  Legal Proceedings.
    At March 31, 1999, there were no lawsuits filed against either Western Standard Corporation or Snow King Resort, Inc and none threatened.

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

303(b) 2  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

   (a)  ANALYSIS OF FINANCIAL CONDITION:

        Heavy startup and operating costs at the Snow King Resort Center have created a heavy drain on Snow King Resort's cash flow. Snow King Resort, at times, has not had sufficient cash flow to pay its creditors in a timely manner. Snow conditions in Jackson were very good for skiing during the winter of 1998-99. However, more rooms available in Jackson and fewer people vacationing, had an adverse effect on winter revenues. Summer bookings are impressive.

        On April 15, 1996, Snow King Resort, Inc. refinanced its loan with ORIX USA at a fixed interest rate of 10 1/8% for five years. Part of the proceeds were used to pay other debt. The amount of the new loan was $6,150,000.
        On March 23, 1999, Snow King Resort, Inc. closed a refinancing loan in the amount of $9,370,000 with an additional line of credit in the amount of $640,000.
        At March 31, 1999, $7,734,590 had been drawn against the $9,370,000 and $341,027 had been drawn against the $640,000. A fixed interest rate of 7.98% applies to the $9,370,000 mortgage. There are no principal payments due for one year. The borrowing was to pay off the previous mortgage, short term debts and for refurbishing the Hotel. Refinancing costs, including penalties for prepaying mortgage balances were considerable and contribute immensely to the first quarter net loss. Principal and interest payments on loans are current.

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

   (c)  RESULTS OF OPERATIONS:

        Net loss for the first three months of 1999 amounted to $914,472, compared to a loss for the first three months of 1998 in the amount of $233,599.

        Profits and losses for the first three months of 1999 and 1998 came from:

        SOURCE                             1999         1998
                                         ---------    ---------
     Western Standard Corporation       ($   8,913)  ($   6,793)
     Snow King Resort, Inc.             (  906,531)  (  226,781)
     Western Recreation Corporation            972   (       25)
                                         ---------    ---------
                                        (  914,472)  ($ 233,599)
                                         =========    =========

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

                                WESTERN STANDARD CORPORATION
                                ----------------------------

                                       (Registrant)

Dated:  May 17, 1999            /s/ Stanford E. Clark
                                ----------------------------
                                Stanford E. Clark, President
                                                   Treasurer