Form 10QSB
period 1999-06-30
WESTERN STANDARD CORP
filed 1999-08-10
CIK 106318

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10QSB

[X]               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   For Quarterly period ended June 30, 1999

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
9,965,015 common $0.05 par at August 10, 1999.

PART 1, ITEM 1, 2 (1)(i)
                                  FORM 10QSB

                         WESTERN STANDARD CORPORATION

                          Consolidated Balance Sheet

                                   Unaudited

                                 June 30, 1999

Current Assets:
     Cash                                       $    609,067.27
     Accounts Receivable                             536,284.06
     Allowance for Doubtful Accounts           (      17,034.29)
     Notes receivable - officer                       10,000.00
     Inventory - at cost                              42,137.74
         Total Current Assets                   $  1,180,454.78

Property & Equipment, Net of
     Accumulated Depreciation,
     Amortization and Depletion                 $  8,809,895.44

Other Assets:
*    Accounts Receivable - Snow King Resort
       Center, Inc.                             $  1,286,003.42
     Allowance for collectibility              (   1,000,000.00)
     Prepaid expenses                                 83,113.30
     Prepaid loan fees                               213,439.88
     Investment in SKRCI                               6,720.00
     Investment in JH Spring Water                     5,279.72
     Leasehold Interest                               33,916.84
     Restricted Cash Reserves                          1,097.57
     Other                                             1,164.86
         Total Other Assets                     $    630,735.59

TOTAL ASSETS                                    $ 10,621,085.81



The Registrant also owns 12,000 shares of Class B Common stock in Snow King Resort, Inc. at Zero Basis.

*  This account receivable is from a new business, approximately
49% owned by Western Standard Corporation and operated by its subsidiary Snow King Resort, Inc. This is not a short term receivable.


PART 1, ITEM 1, 2 (1)(i)
                                  FORM 10QSB

                         WESTERN STANDARD CORPORATION

                          Consolidated Balance Sheet

                                   Unaudited

                                 June 30, 1999

Liabilities:
     Accounts Payable                           $    306,875.35
     Accounts Payable - Other                        137,513.61
     Portion of Long Term Debt
       payable within one year                        62,322.00
     Advance Deposit                                 700,772.94
     Accrued Expenses                                516,983.00
         Subtotal                               $  1,724,466.90

     Long Term Debt                                8,967,244.84
     Fee Payable - Officer                            90,000.00

TOTAL LIABILITIES                               $ 10,781,711.74

Minority Interest in Subsidiary
     2,150 shares of Class A stock
     in SKRI                                    $  1,930,114.95

STOCKHOLDERS INVESTMENT:
     Common Stock, $0.05 par
       value, 10,000,000 shares
       authorized, 9,965,015
       issued and outstanding
       at June 30, 1999                         $    401,201.02
     Capital in Excess of Par
       Value                                       3,334,801.45
     Accumulated Deficit                       (   5,826,743.35)
          Net Stockholders
            Investment                         ($  2,090,740.88)

TOTAL LIABILITIES AND CAPITAL                   $ 10,621,085.81

PART 1, ITEM 1, 2 (1)(ii)
                                  FORM 10QSB

                         WESTERN STANDARD CORPORATION
                     Consolidated Statement of Operations

                                   Unaudited

                          Profit and Loss Information

                                   For the Six (6) Months Ended
                                Jun. 30, 1999     Jun. 30, 1998
                               --------------    --------------
1.  Gross sales less discounts,
    returns and allowances     $ 3,335,078.47    $ 4,257,421.80
2.  Operating Revenues                 996.87               -0-
3.  Total of Captions 1 and 2    3,336,075.34      4,257,421.80
4.  Costs and Expenses
    (a)  Operating Expenses      3,971,838.70      4,016,492.71
    (b)  Interest Expense          342,841.13        342,790.50
    (c)  Depreciation              330,000.00        315,400.00
    Total Costs and Expenses     4,644,679.83      4,674,683.21
5.  Income (Loss) before taxes
    on income & extraordinary
    items                     (  1,308,604.49)  (    417,261.41)
6.  Discontinued Operations               -0-               -0-
7.  Provisions for taxes on
    income                                -0-               -0-
8.  Income or (Loss)          (  1,308,604.49)  (    417,261.41)
9.  Minority interest in
    profit (loss) of
    subsidiary                (     90,669.93)  (     97,095.67)
10. Income (Loss) before
    extraordinary items          1,217,934.56               -0-
11. Extraordinary items,
    income tax, benefit of
    net operating loss
    carryover                             -0-               -0-
12. Net Income (Loss)         (  1,308,604.49)  (    320,165.74)
13. Earnings (Loss) per share:
    ($1,308,604.49) : 9,965,015
    issued and outstanding             (.1313)
    ($417,261.41) : 9,965,015
    issued and outstanding                               (.0419)
14. Dividends per share                   -0-               -0-

The results for interim periods are not necessarily indicative of results to be expected for the year.

The information furnished for Western Standard Corporation reflects adjustments which are, in the opinion of management, necessary to a fair statement of the results for this interim period.

PART 1, ITEM 1, 2 (1)(iii)
                                  FORM 10QSB

                         WESTERN STANDARD CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   Unaudited

                                   For the Six (6) Months Ended
                                Jun. 30, 1999     Jun. 30, 1998
                               --------------    --------------
INCREASE (DECREASE) IN CASH:
  Cash flows from operating
  activities:
    Cash received from
      customers                $ 3,049,629.93    $ 4,073,678.66
    Cash paid to suppliers
      and employees           (  3,409,255.94)  (  3,768,633.82)
    Interest paid             (    342,841.13)  (    342,790.50)
      Net cash provided
        (used) by operations  ($   702,467.14)   $    37,745.66
  Cash flows from investing
  activities:
    Increase prepaid loan
      fees                    (    181,781.88)              -0-
    Reduction in loans to
      officer                  $       900.00    $       900.00
    Capital expenditures      (  1,245,042.91)  (    178,237.63)
   (Increase) decrease in
      restricted cash               11,917.03   (        476.73)
   (Increase) reduction in
      Snow King Center loan   (     30,026.68)        93,582.03
    Investment                (        100.00)              -0-
      Net cash provided (used)
        by investing
        activities            ($ 1,444,134.44)  ($    84,232.33)

  Cash flows from financing
  activities:
    New Loans                  $ 8,993,567.98    $   285,253.00
    Principal payments to
      banks                   (  6,458,315.87)  (    232,479.90)
      Net cash provided
        (used) by financing
        activities             $ 2,535,252.11    $    52,773.10
Net increase (decrease) in
  cash                         $   388,650.53   ($    69,204.89)
Cash at beginning of year          220,416.74        382,161.39

Cash at end of quarter         $   609,067.27    $   312,956.50

RECONCILIATION OF NET INCOME
TO NET CASH USED BY OPERATING
ACTIVITIES:

Net income (loss)             ($ 1,004,265.24)  ($   320,165.74)
Adjustments:
  Depreciation and
    amortization                   345,895.00        327,043.00
  Decrease (increase) in
    advance deposits               304,470.72        134,805.68
  Increase in accounts
    receivable                (    313,160.78)  (    318,548.82)
  Decrease in prepaid expenses      98,015.03        124,248.82
  Decrease (increase) in
    inventories                      4,920.36   (     12,824.98)
  (Decrease) increase in
    accounts payable and
    accrued expenses               139,281.65        124,792.05
  Collection of trail
    receivable                      26,715.37               -0-
  Allocation of Minority
    Interest in profit
    (loss) of subsidiary      (    304,339.25)  (     97,095.67)
Net cash provided (used) by
  operations                  ($   702,467.14)   $    37,745.66

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

     (ii)  Material Subsequent Events and Contingencies
           None

    (iii)  Significant Equity Investors

           Six investors own approximately 23.57% of Snow King
           Resort, Inc., a Western Standard Corporation sub-sidiary.

     (iv)  Significant Disposition and Purchase Business
           Combinations.

           None

      (v)  Material accounting changes

           None

PART I, Item 1, 2   (2)(iii)

                         Significant Equity Investors
                                   Unaudited

                                                   January 1 to
                                                   Jun. 30, 1999
                                                  --------------

Sales                                             $ 3,324,362.13

Gross Income                                      $ 3,324,362.13

Net Income (Loss) from continuing operations     ($ 1,291,214.47)

Less Minority Interest in profit or (loss) -
  23.57%                                         ($    90,669.93)

Net Income (Loss)                                ($ 1,200,544.54)

The above figures are for Snow King Resort, Inc., a Western
Standard Corporation subsidiary.  The Registrant owns approximately
76.43 percent of the outstanding Snow King Resort, Inc. voting stock.

PART II
                                  FORM 10QSB

                         WESTERN STANDARD CORPORATION

                               Other Information

1.  Legal Proceedings.
    At June 30, 1999 and August 10, 1999, there were no lawsuits pending against Western Standard Corporation or its subsidiary, Snow King Resort, Inc.

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

        In March, 1999, Snow King Resort, Inc. borrowed
        $10,000,000 including a line of credit for $650 to be used to pay off existing debt and to refurbish the Hotel as needed. Major debts were paid off. Refurbishing is in progress.

        Western Standard Corporation, the parent company, will have sufficient funds to cover its expenses during 1999 from cash reserves, oil and gas royalties, interest, and accounts receivable.

   (c)  RESULTS OF OPERATIONS:

        Net loss for the first six months of 1999 amounted to $1,308,604, compared to a loss for the first six months of 1998 in the amount of $417,261.

        Profits and losses for the first six months of 1999 and 1998 came from:

        SOURCE                            1999            1998
                                       -----------     ---------
     Western Standard Corporation     ($    18,356)   ($   5,290)
     Snow King Resort, Inc.           (  1,291,214)   (  411,946)
     Western Recreation Corporation            966    (       25)

                                      ($ 1,308,604)   ($ 417,261)

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

                                WESTERN STANDARD CORPORATION
                                ----------------------------

                                        (Registrant)



Dated:  August 10, 19999        /s/ Stanford E. Clark
                                ----------------------------
                                Stanford E. Clark, President
                                                   Treasurer