Form 10QSB
period 1999-09-30
WESTERN STANDARD CORP
filed 1999-11-09
CIK 106318

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10QSB

[X]               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For Quarterly period ended September 30, 1999

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
9,965,015 common $0.05 par at October 30, 1999.

PART 1, ITEM 1, 2 (1)(i)
                                  FORM 10QSB

                         WESTERN STANDARD CORPORATION

                          Consolidated Balance Sheet

                                   Unaudited

                              September 30, 1999

Current Assets:
     Cash                                       $    766,764.41
     Accounts Receivable                             609,092.51
     Allowance for Doubtful Accounts           (      15,934.74)
     Notes receivable - officer                       10,000.00
     Inventory - at cost                              42,245.38
         Total Current Assets                   $  1,412,167.56

Property & Equipment, Net of
     Accumulated Depreciation,
     Amortization and Depletion                 $  9,010,400.71

Other Assets:
*    Accounts Receivable - Snow King Resort
       Center, Inc.                             $  1,256,311.26
     Allowance for collectibility              (   1,000,000.00)
     Prepaid expenses                                 35,032.82
     Prepaid loan fees                               201,611.81
     Investment in SKRCI                               6,720.00
     Investment in JH Spring Water                     5,279.72
     Leasehold Interest                               33,562.84
     Restricted Cash Reserves                          1,103.11
     Other                                             1,164.86
         Total Other Assets                     $    540,786.42

TOTAL ASSETS                                    $ 10,963,354.69



The Registrant also owns 12,000 shares of Class B Common stock in Snow King Resort, Inc. at Zero Basis.

*  This account receivable is from a new business, approximately
49% owned by Western Standard Corporation and operated by its subsidiary Snow King Resort, Inc. This is not a short term receivable.


PART 1, ITEM 1, 2 (1)(i)
                                  FORM 10QSB

                         WESTERN STANDARD CORPORATION

                          Consolidated Balance Sheet

                                   Unaudited

                              September 30, 1999

Liabilities:
     Accounts Payable                           $    236,315.66
     Accounts Payable - Other                         98,982.75
     Portion of Long Term Debt
       payable within one year                        60,977.00
     Advance Deposit                                 209,078.94
     Accrued Expenses                                450,837.46
         Subtotal                               $  1,056,191.81

     Long Term Debt                                8,534,838.42
     Fee Payable - Officer                            90,000.00

TOTAL LIABILITIES                               $  9,681,030.23

Minority Interest in Subsidiary
     2,150 shares of Class A stock
     in SKRI                                    $  2,269,269.37

STOCKHOLDERS INVESTMENT:
     Common Stock, $0.05 par
       value, 10,000,000 shares
       authorized, 9,965,015
       issued and outstanding
       at September 30, 1999                    $    401,201.02
     Capital in Excess of Par
       Value                                       3,334,801.45
     Accumulated Deficit                       (   4,722,947.38)
          Net Stockholders
            Investment                         ($    986,944.91)

TOTAL LIABILITIES AND CAPITAL                   $ 10,963,354.69

PART 1, ITEM 1, 2 (1)(ii)
                                  FORM 10QSB

                         WESTERN STANDARD CORPORATION
                     Consolidated Statement of Operations

                                   Unaudited

                          Profit and Loss Information

                                  For the Nine (9) Months Ended
                                Sep. 30, 1999     Sep. 30, 1998
                               --------------    --------------
1.  Gross sales less discounts,
    returns and allowances     $ 7,501,011.96    $ 8,357,793.77
2.  Operating Revenues                    -0-               -0-
3.  Total of Captions 1 and 2    7,501,011.96      8,357,793.77
4.  Costs and Expenses
    (a)  Operating Expenses      6,346,751.85      6,369,756.50
    (b)  Interest Expense          524,914.21        509,024.11
    (c)  Depreciation              495,000.00        474,400.00
    Total Costs and Expenses     7,366,666.06      7,353,180.61
5.  Income (Loss) before taxes
    on income & extraordinary
    items                          134,345.90      1,004,613.16
6.  Discontinued Operations               -0-               -0-
7.  Provisions for taxes on
    income                          35,644.90        341,568.47
8.  Income or (Loss)                98,701.00        663,044.69
9.  Minority interest in
    profit (loss) of
    subsidiary                      34,815.17        229,953.74
10. Income (Loss) before
    other items                     63,885.83        433,090.95
11. Benefit of net operating
    loss carryover                  35,644.90        261,060.78
12. Net Income (Loss)               99,530.73        694,151.73
13. Earnings (Loss) per share:
    ($99,530.73) : 9,965,015
    issued and outstanding                .01
    ($694,151.73) : 9,965,015
    issued and outstanding                                  .07
14. Dividends per share                   -0-               -0-

The results for interim periods are not necessarily indicative of results to be expected for the year.

The information furnished for Western Standard Corporation reflects adjustments which are, in the opinion of management, necessary to a fair statement of the results for this interim period.

PART 1, ITEM 1, 2 (1)(iii)
                                  FORM 10QSB

                         WESTERN STANDARD CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   Unaudited

                                  For the Nine (9) Months Ended
                                Sep. 30, 1999     Sep. 30, 1998
                               --------------    --------------
INCREASE (DECREASE) IN CASH:
  Cash flows from operating
  activities:
    Cash received from
      customers                $ 7,140,658.55    $ 7,772,812.46
    Cash paid to suppliers
      and employees           (  6,390,944.27)  (  6,283,172.62)
    Interest paid             (    524,914.21)  (    509,024.11)
      Net cash provided
        (used) by operations   $   224,800.07    $   980,615.73
  Cash flows from investing
  activities:
    Increase prepaid loan
      fees                    ($   181,781.88)   $          -0-
    Reduction in loans to
      officer                          900.00            900.00
    Increase in JH Springs
      investment              (        100.00)              -0-
    Capital expenditures      (  1,610,548.18)  (    333,787.09)
   (Increase) decrease in
      restricted cash               11,911.49   (     26,292.00)
   (Increase) reduction in
      Snow King Center loan   (        334.52)       123,624.28
    Sale of assets                        -0-         12,500.00
      Net cash provided (used)
        by investing
        activities            ($ 1,779,953.09)  ($   223,054.81)

  Cash flows from financing
  activities:
    New Loans                  $ 8,993,567.98    $    50,000.00
    Principal payments to
      banks                   (  6,892,067.29)  (    958,669.31)
      Net cash provided
        (used) by financing
        activities             $ 2,101,500.69   ($   868,310.16)
Net increase (decrease) in
  cash                         $   546,347.67   ($   151,108.39)
Cash at beginning of year          220,416.74        382,161.39

Cash at end of quarter         $   766,764.41    $   231,053.00

RECONCILIATION OF NET INCOME
TO NET CASH USED BY OPERATING
ACTIVITIES:

Net income (loss)              $    99,530.73    $   694,151.73
Adjustments:
  Depreciation and
    amortization                   496,062.00        491,602.00
  Decrease (increase) in
    advance deposits          (    187,223.28)  (    233,881.77)
  Increase (decrease) in
    accrued expenses               121,149.84         48,356.90
  Decrease (increase) in
    accounts receivable       (    387,068.78)  (    351,099.54)
  Decrease in prepaid expenses     173,110.58        193,151.95
  Decrease (increase) in
    inventories                      4,812.72   (     14,031.07)
  Decrease in trail receivable      26,715.37               -0-
  (Decrease) increase in
    accounts payable          (    157,104.28)  (    158,095.90)
  Allocation of minority
    interest in profit
    (loss) of subsidiary            34,815.17        120,996.54
Net cash provided (used) by
  operations                   $   224,800.07    $   980,615.73

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

     (ii)  Material Subsequent Events and Contingencies
           None

    (iii)  Significant Equity Investors

           Six investors own approximately 23.57% of Snow King
           Resort, Inc., a Western Standard Corporation sub-sidiary.

     (iv)  Significant Disposition and Purchase Business
           Combinations.

           None

      (v)  Material accounting changes

           None

PART I, Item 1, 2   (2)(iii)

                         Significant Equity Investors
                                   Unaudited

                                                   January 1 to
                                                   Sep. 30, 1999
                                                  --------------

Sales                                             $ 7,471,996.48

Gross Income                                      $ 7,471,996.48

Net Income (Loss) from continuing operations      $   147,709.67

Less Minority Interest in profit or (loss) -
  23.57%                                         ($    34,815.17)

Net Income (Loss)                                 $   112,894.50

The above figures are for Snow King Resort, Inc., a Western
Standard Corporation subsidiary.  The Registrant owns approximately
76.43 percent of the outstanding Snow King Resort, Inc. voting stock.

PART II
                                  FORM 10QSB

                         WESTERN STANDARD CORPORATION

                               Other Information

1.  Legal Proceedings.
    At September 30, 1999 and November 5, 1999, there were no lawsuits pending against Western Standard Corporation or its subsidiary, Snow King Resort, Inc.

2.  Change in Securities
    None

3.  Defaults upon senior securities.
    None
4.  Submission of matters to a vote of security holders.
    None

5.  Other information.
    None

6.  Exhibits and reports on Form 8-K.
    (a)  Exhibit 27 - Financial Data Schedule
    (b)  No reports on Form 8-K were filed during this quarter

303(b) 2  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

   (a)  ANALYSIS OF FINANCIAL CONDITION:

        In March, 1999, Snow King Resort, Inc. borrowed
        $10,000,000 including a line of credit for $630,000 to be used to pay off existing debt and to refurbish the Hotel as needed. Major debts were paid off. Refurbishing is in progress.

        Western Standard Corporation, the parent company, will have sufficient funds to cover its expenses during 1999 from cash reserves, oil and gas royalties, interest, and accounts receivable.

   (c)  RESULTS OF OPERATIONS:

        Net income for the first nine months of 1999 amounted to $99,530.73, compared to a gain for the first nine months of 1998 in the amount of $1,004,613.

        Profits and losses for the first nine months of 1999 and 1998 came from:

        SOURCE                            1999          1998
                                       -----------   -----------
     Western Standard Corporation     ($    14,331) ($    12,076)
     Snow King Resort, Inc.                112,895       975,620
     Western Recreation Corporation            967        41,069

                                       $    99,531   $ 1,004,613

     Hotel bookings at Snow King Resort, Inc. appear to be good for this ski season.

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





                                WESTERN STANDARD CORPORATION
                                ----------------------------

                                        (Registrant)



Dated:  November 8, 1999        /s/ Stanford E. Clark
                                ----------------------------
                                Stanford E. Clark, President
                                                   Treasurer