Form 10KSB
period 1999-12-31
WESTERN STANDARD CORP
filed 2000-03-30
CIK 106318

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10KSB

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
           For the fiscal year ended December 31, 1999
                               or
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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


                       Yes   X    No

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB or any amendment to this Form 10KSB. [X]

Issuer's revenues for the fiscal year ended December 31, 1999 were $8,660,995.

As of March 21, 2000, there were 9,965,015 shares of the registrant's common stock outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant was $307,802, based upon the average of the bid and asked prices of the common stock on December 28, 1999.

DOCUMENTS INCORPORATED BY REFERENCE:

    Page 1 of 79 pages.  The exhibit index begins on page 43.

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

     In 1994, all outstanding convertible debentures were converted into 14,800 shares of Class A preferred stock at $140.00 per share. At December 31, 1994 and December 31, 1999, 3,700 shares of Class A, 12,000 shares of Class B, and 14,800 shares of Class A preferred nonvoting stock, were issued and outstanding. The issuance of the Class A preferred nonvoting stock did not reduce Western Standard's voting power in Snow King Resort, Inc., although preferred Class A nonvoting stock has certain preferred claims on Snow King Resort, Inc.'s assets in case of dissolution.

     As a result of the Restructuring, SKRI now owns all of the assets comprising the Ski Area and the Hotel. WSC now owns approximately 76.43% of the outstanding voting stock of SKRI. SKRI intends to operate the Complex in the same manner as they have been operated over the last several years.

     Each shareholder in Snow King Center, Inc. has signed an option to exchange all of his shares for Snow King Resort, Inc. shares at the basis of ten Center shares for one Resort share. If all of these options are exercised, 98 shares of Snow King Resort,Inc. Class A stock will be issued. To date, no options have been exercised.

     As part of the Restructuring, SKRI entered into a new operating agreement with SKRMI pursuant to which SKRMI manages the Snow King Complex. The operating agreement provides for the payment to SKRMI of a management fee equal to 2% of the gross revenues of the Hotel. Payment of principal and interest on the Debentures is subordinated to payment of the management fee. Payment of the management fee is subordinated to the payment of principal and interest on the First Interstate Bank loan.

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

Oil and Gas Customers

     WSC believes there is a ready market for its share of oil and gas produced by operators of properties in which it has an interest. However, WSC has no control over worldwide factors affecting supply and demand for oil and gas which influence oil and gas prices. Eighty-Eight Oil Company purchased approximately all of WSC's share of oil production during 1999. KN Energy purchased the gas.

Patents, Licenses, Franchises and Concessions

     SKRI owns a Resort liquor license which is subject to renewal each year. It has been renewed through 2000.

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

Number of Persons Employed

     During 1999, WSC, including its subsidiaries, because of the seasonality of its business, had between 175 and 259 employees, including its officers.

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

     (2) 43.5 acres and Town of Jackson leases on 27.2 contiguous acres. A lease on the ski shelter and part of the 27.2 acres expires May 31, 2023. The lease on the balance (the larger portion, including the Ice Rink) of the 27.2 acres expires May 31, 2033. During 1992, the Town and SKRI agreed to demolish the ski shelter and replace it with a larger structure having both a ski shelter and a skating rink. These structures have been completed and are in use. The skating rink is leased by a new entity; see Item 12. "Certain Relationships and Related Transactions."

     (3)  A 30-year Forest Service Term Special Use Permit on
          369.51 acres on the adjoining Snow King Mountain, which expires October 31, 2011. This lease has been extended to December 31, 2039.

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

     (10) The Alphorn Motel in Jackson, Wyoming, consisting of 17 units, a large lodge room, and a small cabin, located on six lots of land at the base of Snow King Mountain adjacent to the ski lift. It is closed at present.

     (11) Alpine Slide.

     All of the above properties are subject to the lien of First
Interstate Bank as security for their loan.

     During 1992, SKRI transferred 1.3 acres of land to the town of Jackson for a location on which to construct an indoor skating rink.

Fremont County, Wyoming

     WSC, through its subsidiary, Western Recreation Corporation, sold 40 acres of the Ocean Lake property during 1997 for $65,000.
The remaining 80 acres was sold for $57,500 in August, 1998.

               MINERAL AND OIL AND GAS PROPERTIES

     The following is a brief description of the mineral and oil and gas properties in which WSC held an interest as of December 31, 1999:

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

WSC owns a 5% net profit interest in Patented Such Claim No. 7.
Non-Producing Oil and Gas Interests

Leases
on Which            Approxi-
Royalties are         mate      WSC's      County     Date Leases
Held                Acreage    Interest   and State      Expire

Treasure Unit          320       2.0%*   Sweetwater     Held by
Lease w-28853                              Wyoming     production
                                                        in Unit

Daly Lease,            400      12.5%**   Campbell      Held by
Kitty Field                                Wyoming     production
                                                        in Unit
*     Overriding royalty interest.
**    Working interest.

Producing Oil and Gas Properties

     WSC is not the operator of any of the oil and gas properties described below from which it received income during 1999. WSC does not know of any planned exploration in 2000 on any of the oil and gas properties operated by others in which it has interest. WSC does not plan active exploration of any of its oil and gas properties during 2000.

     To the best of WSC's knowledge, the underlying leases are in good standing. Reference is made to pages F-21 and F-22, Note 8 included with the Consolidated Financial Statements for detailed information concerning WSC's oil and gas operations for its three fiscal years ended December 31, 1999.

     As a result of WSC's difficult financial position stemming from its working capital deficit, operating losses and lack of liquidity, and the fact that WSC holds small non-operating interests in its oil and gas properties, it has not engaged an independent petroleum engineering firm to render a report on its oil and gas reserves. Further, WSC has no staff or expertise enabling it to internally estimate its oil and gas reserves. The financial statement carrying value of the properties is nominal and it has recovered its entire investment. WSC has not engaged in active oil and gas operations during the past three years and does not expect to do so during 2000. The Consolidated Financial Statements do, however, contain a considerable amount of information concerning WSC's oil and gas segment and the results of its operations during the past three years. The following further describes WSC's oil and gas properties:

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

Kitty Field/Daly Lease

     In July 1999, Western Standard sold its interest in 50 net acres from the surface to a 2,500 foot depth for 2 years, unless production results, for $10,000 to Kennedy Oil. Kennedy Oil plans to drill for methane gas.

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

Item 3.  Legal Proceedings.

     Previous law suits have been settled by our insurance carrier. Neither WSC nor SKRI is a party to any lawsuit or legal proceeding on December 31, 1999 or March 20, 2000, and none are contemplated or threatened against them.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1999.

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

                                                    Bid Prices
                                                Low          High
     1999
     First Quarter                              .03           .03
     Second Quarter                             .03         .0313
     Third Quarter                              .03         .0313
     Fourth Quarter                            .015         .0313

     1998
     First Quarter                            .0625         .0625
     Second Quarter                           .0625         .0625
     Third Quarter                           .03125          9/32
     Fourth Quarter                          .03125          9/32

     As of December 31, 1999, there were approximately 3,506 holders of record of WSC's common stock.

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

     It is believed that oil and gas revenues, rent, a small amount of interest and cash reserves, will make it possible for Western
Standard Corporation to meet its expenses in 2000.

     Snow King Resort, Inc. had paid its $5,000,000 loan from ORIX USA and Jackson State Bank down to $3,863,000 by September 13, 1994. On that date, it borrowed an additional amount of $1,387,000 from these same two lenders increasing the balance of the loan to $5,250,000 with the original loan being amended. Monthly payments on the loan are to be computed on a fifteen (15) year amortization schedule based upon an assumed interest rate for calculation of such principal payments, at 9% per annum. Principal and interest payments on loans were currently paid.

     On April 15, 1996, SKRI refinanced its loan with ORIX USA at a fixed interest rate of 10 1/8% for five years. Part of the proceeds were used to pay other debt. The amount of the new loan was $6,150,000. A copy of the loan documents (the third modification to the loan agreement) was submitted with Form 8-K dated April 15, 1996, and is incorporated herein by reference.

     In March 1999, Snow King Resort, Inc. refinanced with First Interstate Bank of Casper, Wyoming in the amount of $9,370,000 at beginning interest rate of 7.98%. These funds were used to pay ORIX USA and Jackson State Bank in full, other debt and to renovate the Hotel. Certain documents relating to this transaction are attached as exhibits #94.4.17 and #94.4.18.

     Revenues from the operations of Snow King Resort, Inc., a $630,000 line of credit from the First Interstate Bank of Casper, Wyoming who refinanced the Hotel, and limited additional borrowings are expected to be sufficient to allow Snow King Resort, Inc. to meet its principal, interest and other operating expenses during 2000.

Results of Operations

     1999 vs. 1998

     Overall - 1999 ended with a net loss of $545,043 compared to a net income of $249,705 in 1998.

     Other revenue increased from $11,484 in 1998 to $29,307 in 1999.

     Oil and Gas Segment

     Operating income of the Oil and Gas Segment increased from $18,383 in 1998 to $23,055 in 1999. Also refer to item 1. above.
     Snow King Resort Segment

     Net income of the Snow King Resort decreased from income of $295,883 in 1998 to a loss of $690,795 in 1999.

     Revenues decreased from $9,435,653 in 1998 to $8,608,633 in 1999.

     Operating expenses increased from $8,437,151 in 1998 to $8,639,942 in 1999.

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

Supplemental Schedules:
     Schedule of Property, Equipment and Intangible
       Assets (1999) - Schedule A                           F-8
     Schedule of Accumulated Depreciation, Depletion
       and Amortization (1999) - Schedule A-1               F-9
     Schedule of Property, Equipment and Intangible
       Assets (1998) - Schedule B                           F-10
     Schedule of Accumulated Depreciation, Depletion
       and Amortization (1998) - Schedule B-1               F-11
     Schedule of Property, Equipment and Intangible
       Assets (1997) - Schedule C                           F-12
     Schedule of Accumulated Depreciation, Depletion
       and Amortization (1997) - Schedule C-1               F-13

Notes to Consolidated Financial Statements          F-14 to F-25















               CLIFFORD H. MOORE AND COMPANY, CPAs
                       205 South Broadway
                       Riverton, WY  82501


                  INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
  and Stockholders of
Western Standard Corporation

     We have audited the accompanying consolidated balance sheets of Western Standard Corporation and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of shareholders' equity, operations, and cash flows, for the years ended December 31, 1999, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Western Standard Corporation and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations and cash flows for the years ended December 31, 1999, 1998 and 1997, in conformity with generally accepted accounting principles.

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

                                   March 15, 2000
                                   Riverton, Wyoming

















































                               F-2
          WESTERN STANDARD CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                   DECEMBER 31, 1999 AND 1998
                             ASSETS
                                         1999          1998
CURRENT ASSETS:
  Cash                               $    276,313   $   220,416
  Accounts receivable (net of
    allowance for doubtful accounts
    of $8,640 in 1999; $17,274 in
    1998)                                 291,938       206,089
  Inventories                              66,741        47,058
  Prepaid expenses                        205,431       181,128
      Total current assets           $    840,423   $   654,691
PROPERTY AND EQUIPMENT:
  At cost, net of accumulated depr.
    of $4,833,463 and $4,584,681 in
    1999 and 1998, respectively
    (Schedules A and B)              $  9,374,111   $ 7,894,852
OTHER ASSETS:
  Restricted cash (Note 4)           $     17,548   $    13,015
  Account receivable - Snow King
    Resort Center, Inc. (Notes 8 & 13)  1,446,151     1,255,977
  Allowance for doubtful receivable
    (Note 13)                       (   1,260,000) (  1,000,000)
  Leasehold interest, net of
    amortization (Note 9)                 100,777        34,625
  Other receivables - officer (Note 8)     10,800        10,900
  Other (Note 3)                           93,832        86,624
  Patronage capital, net of discount
    (Note 15)                             229,500           -0-
      Total other assets             $    638,608   $   401,141
TOTAL ASSETS                         $ 10,853,142   $ 8,950,684
         LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Accounts payable                   $    500,404   $   492,403
  Accrued expenses                        483,590       329,688
  Advance deposits                        509,971       396,302
  Current maturity of debt (Note 4)       516,735     1,015,678
      Total current liabilities      $  2,010,700   $ 2,234,071
LONG-TERM LIABILITIES:
  Long-term debt (Note 4)            $  8,312,327   $ 5,478,636
  Fee payable - officer (Note 8)           90,000        90,000
      Total long-term liabilities    $  8,402,327   $ 5,568,636
MINORITY INTEREST IN SUBSIDIARY      $  2,071,635   $ 2,234,454
SHAREHOLDERS' EQUITY (DEFICIT):
  Common stock, $.05 par value,
    10,000,000 shares authorized,
    9,965,015 shares issued and out-
    standing at 12/31/99 & 12/31/98  $    401,201   $   401,201
  Capital in excess of par value        3,334,801     3,334,801
  Accumulated deficit               (   5,367,522) (  4,822,479)
Total shareholders' equity (deficit)($ 1,631,520) ($ 1,086,477) TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY (DEFICIT)                   $ 10,853,142   $ 8,950,684
         The accompanying notes to financial statements
            are an integral part of these statements.
                               F-3
          WESTERN STANDARD CORPORATION AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
      FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                             ASSETS

                                Capital                 Total
                     Capital  in excess                share-
          Shares      stock      of     Accumulated   holders'
        outstanding  common   par value   deficit      equity

BALANCE,
12/31/96  9,965,015 $401,201 $3,334,801 ($4,261,756)($  525,754)
1997 net
  loss          -0-      -0-        -0- (   810,428)(   810,428)
BALANCE,
12/31/97  9,965,015 $401,201 $3,334,801 ($5,072,184)($1,336,182)
1998 net
  income        -0-      -0-        -0-     249,705     249,705
BALANCE,
12/31/98  9,965,015 $401,201 $3,334,801  $4,822,479  $1,086,477
1999 net
  loss          -0-      -0-        -0- (   545,043)(   545,043)

BALANCE,
12/31/99  9,965,015 $401,201 $3,334,801 ($5,367,522)($1,631,520)





























         The accompanying notes to financial statements are an integral part of these statements.

                               F-4
          WESTERN STANDARD CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
      FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                            1999          1998          1997
REVENUES:
  Snow King Resort       $ 8,608,633   $ 9,434,701   $ 8,522,295
  Oil and gas interests
    (Note 10)                 23,055        18,383        27,880
  Rentals                        505           716         1,081
  Interest                    17,776        10,768         7,653
  Other                        1,026           -0-           -0-
  Gain on assets sold         10,000        54,005       114,410
      Total revenues     $ 8,660,995   $ 9,518,573   $ 8,673,319
EXPENSES:
  Snow King Resort
    operating            $ 7,664,968   $ 7,823,251   $ 7,342,616
  Oil and gas interests       11,660        10,749        16,555
  Amortization                69,063        22,761        24,586
  Depreciation               566,509       650,129       622,970
  Provision for doubtful
    accounts                     -0-         6,000         6,000
  Other                       49,374           -0-        46,810
  Loan prepayment penalties  252,788           -0-           -0-
  Interest                   711,339       686,238       700,956
      Total expenses     $ 9,325,701   $ 9,199,128   $ 8,760,493
NET INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEM    ($   664,706)  $   319,445  ($    87,174)
Extraordinary Item:
  Patronage capital          216,842           -0-           -0-
  Provision for Snow King
    Resort Center receivable
    collectibility      (    260,000)          -0-  (  1,000,000)
Net income (loss) before
  provision for income
  tax                   ($   707,864)  $   319,445  ($ 1,087,174)
Provision for income tax
  (Note 7)                       -0-  (    107,834)          -0-
                        ($   707,864)  $   211,611  ($ 1,087,174)
Benefit of loss carry-
  overs (Note 7)                 -0-       107,834           -0-
NET INCOME (LOSS)       ($   707,864)  $   319,445  ($ 1,087,174)
Minority interest in
  (income) loss of
  subsidiary                 162,821  (     69,740)      276,746

NET INCOME (LOSS)       ($   545,043)  $   249,705  ($   810,428)
INCOME (LOSS) PER COMMON
  SHARE (Computed on the
  weighted average number
  of shares outstanding
  for the year)         ($     .0547)  $     .0251  ($     .0813)
WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING    9,965,015     9,965,015     9,965,015
         The accompanying notes to financial statements are an integral part of these statements.

                               F-5
          WESTERN STANDARD CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                              1999         1998         1997
INCREASE (DECREASE) IN CASH:
Cash flows from operating
  activities:
  Cash received from
    customers              $ 8,631,202  $ 9,409,545  $ 8,563,259
  Cash paid to suppliers
    and employees         (  7,590,727)(  8,207,105)(  7,193,242)
  Interest received             17,776       10,768        7,653
  Interest paid           (    964,127)(    686,238)(    700,956)
      Net cash provided
        by operations      $    94,124  $   526,970  $   676,714
Cash flows from investing
  activities:
  (Payments to) decrease
    in restricted cash
    capital expenditure
    account               ($     4,533) $     5,283  $     2,282
  Sales of assets                4,529       66,505      130,660
  Investment related
    corporation           (        100)         -0- (      1,856)
  Capital expenditures    (  2,050,297)(    421,634)(    289,356)
  (Investment)/repayment
    Snow King Center      (    190,174)(    120,081)(    100,778)
  Prepayment of Town of
    Jackson lease         (     82,400)         -0-          -0-
      Net cash provided
        (used) by investing
        activities        ($ 2,322,975)($   469,927)($   259,048)
Cash flows from financing
  activities:
  Borrowing from banks and
    leasing companies      $ 9,478,406   $ 1,491,707  $ 1,083,870
  Principal payments to
    banks and leasing
    companies             (  7,143,658)(  1,710,496)(  1,277,171)
  Payment of loan fees    (     50,000)         -0- (      2,125)
      Net cash provided
        (used) by financing
        activities         $ 2,284,748 ($   218,789)($   195,426)
Net increase (decrease)
  in cash                  $    55,897 ($   161,746) $   222,240
Cash at beginning of year      220,416      382,162      159,922

Cash at end of year        $   276,313  $   220,416  $   382,162

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
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Continued)
      FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                              1999         1998         1997
RECONCILIATION OF NET
  INCOME TO NET CASH:
Net income (loss)         ($   545,043) $   249,705 ($   810,428)
Adjustments to reconcile
  net income to net cash
  provided (used) by
  operating activities:
  Depreciation                 635,572      672,890      647,556
  Increase (decrease) in
    advance deposits           113,669 (     76,343)(     16,060)
  (Increase) decrease in
    accounts receivable   (     85,849)(     38,093)      28,061
  (Increase) decrease in
    prepaid expenses      (     24,303)      22,927 (     21,206)
  Decrease (increase) in
    inventories           (     19,683)         136 (      5,584)
  (Decrease) increase in
    payable and accrued
    expenses                   161,903 (    313,824)     266,251
  Gain on assets sold              -0- (     54,005)(    114,410)
  Change in other
    receivables           (      9,923)(      6,162)(     20,552)
  Provision for Snow King
    Resort Center
    receivable                 260,000          -0-    1,000,000
  Accrued interest -
    officer note                   100          -0- (        168)
  Increase in patronage
    capital               (    229,500)         -0-          -0-
  Allocation of minority
    interest in subsidiary
    income or loss        (    162,819)      69,739 (    276,746)
      Net cash provided
        by operations      $    94,124  $   526,970  $   676,714














         The accompanying notes to financial statements are an integral part of these statements.

                               F-7
                                                      Schedule A

          WESTERN STANDARD CORPORATION AND SUBSIDIARIES

            PROPERTY, EQUIPMENT AND INTANGIBLE ASSETS

              FOR THE YEAR ENDED DECEMBER 31, 1999

                Balance at                           Balance at
                 beginning    Additions   Retire-        end
Classification   of period     at cost     ments      of period
PROPERTY AND
EQUIPMENT:
  Land          $ 1,553,761  $  475,094   $    -0-   $ 2,028,855
  Mineral claims
    and leases          500         -0-        -0-           500
  Producing oil
    and gas
    interests       265,719         -0-        -0-       265,719
  Machinery and
    equipment       117,678         -0-        -0-       117,678
  Hotel building
    & imprvmnts.  7,083,977     417,723        -0-     7,501,700
  Hotel furni-
    ture and
    fixtures      3,457,898   1,157,480    322,256     4,293,122

                $12,479,533  $2,050,297   $322,256   $14,207,574

Property and equipment                               $14,207,574
Accumulated depreciation (Schedule A-1)             (  4,833,463)
      Property and equipment, net of accumulated
        depreciation                                 $ 9,374,111

Amortizable Assets:
  Costs of
    acquiring
    ski shelter
    lease          $ 42,538   $  82,400   $    -0-   $   124,938
  Accumulated
    amortization                                    (     24,161)

      Net                                            $   100,777
  Prepaid loan
    fees           $ 91,360   $  50,000  ($ 91,360)  $    50,000
  Accumulated
    amortization                                    (      5,970)

      Net                                            $    44,030





         The accompanying notes to financial statements are an integral part of these statements.

                               F-8
                                                    Schedule A-1

          WESTERN STANDARD CORPORATION AND SUBSIDIARIES

      ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION

          OF PROPERTY, EQUIPMENT AND INTANGIBLE ASSETS

              FOR THE YEAR ENDED DECEMBER 31, 1999

                             Depreciation
                                 and
                             amortization
                Balance at    charged to             Balance at
                 beginning    costs and   Retire-        end
Classification   of period     expenses    ments      of period
PROPERTY AND
EQUIPMENT:
  Producing oil
    and gas
    interests   $   246,181   $    -0-    $    -0-   $   246,181
  Machinery
    and equip-
    ment            106,742        -0-         -0-       106,742
  Hotel building
    & improve-
    ments         1,465,528    267,225         -0-     1,732,753
  Hotel furni-
    ture and
    fixtures      2,766,230    299,284     317,727     2,747,787

                $ 4,584,681   $566,509    $317,727   $ 4,833,463

AMORTIZATION:
  Leasehold
    interest        $ 7,913   $ 16,248    $    -0-   $    24,161

  Loan fees        $ 44,515   $ 52,815    $ 91,360   $     5,970
















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

          WESTERN STANDARD CORPORATION AND SUBSIDIARIES

            PROPERTY, EQUIPMENT AND INTANGIBLE ASSETS

              FOR THE YEAR ENDED DECEMBER 31, 1998

                Balance at                           Balance at
                 beginning    Additions   Retire-        end
Classification   of period     at cost     ments      of period
PROPERTY AND
EQUIPMENT:
  Land          $ 1,464,516   $ 101,745   $ 12,500   $ 1,553,761
  Mineral claims
    and leases          500         -0-        -0-           500
  Producing oil
    and gas
    interests       265,719         -0-        -0-       265,719
  Machinery and
    equipment       117,678         -0-        -0-       117,678
  Hotel building
    & imprvmnts.  6,985,311      98,666        -0-     7,083,977
  Hotel furni-
    ture and
    fixtures      3,236,675     221,223        -0-     3,457,898

                $12,070,399   $ 421,634   $ 12,500   $12,479,533

Property and equipment                               $12,479,533
Accumulated depreciation (Schedule B-1)             (  4,584,681)
      Property and equipment, net of accumulated
        depreciation                                 $ 7,894,852

Amortizable Assets:
  Costs of
    acquiring
    ski shelter
    lease          $ 42,538   $     -0-   $    -0-   $    42,538
  Accumulated
    amortization                                    (      7,913)

      Net                                            $    34,625
  Prepaid loan
    fees           $ 91,360   $    -0-    $    -0-   $    91,360
  Accumulated
    amortization                                    (     44,515)

      Net                                            $    46,845





         The accompanying notes to financial statements are an integral part of these statements.

                              F-10
                                                    Schedule B-1

          WESTERN STANDARD CORPORATION AND SUBSIDIARIES

      ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION

          OF PROPERTY, EQUIPMENT AND INTANGIBLE ASSETS

              FOR THE YEAR ENDED DECEMBER 31, 1998

                             Depreciation
                                 and
                             amortization
                Balance at    charged to             Balance at
                 beginning    costs and   Retire-        end
Classification   of period     expenses    ments      of period
PROPERTY AND
EQUIPMENT:
  Producing oil
    and gas
    interests   $   246,181   $     -0-     $ -0-    $   246,181
  Machinery
    and equip-
    ment            106,742         -0-       -0-        106,742
  Hotel building
    & improve-
    ments         1,223,657     241,871       -0-      1,465,528
  Hotel furni-
    ture and
    fixtures      2,357,972     408,258       -0-      2,766,230

                $ 3,934,552   $ 650,129     $ -0-    $ 4,584,681

AMORTIZATION:
  Leasehold
    interest        $ 6,497   $   1,416     $ -0-        $ 7,913

  Loan fees        $ 23,170   $  21,345     $ -0-       $ 44,515
















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

          WESTERN STANDARD CORPORATION AND SUBSIDIARIES

            PROPERTY, EQUIPMENT AND INTANGIBLE ASSETS

              FOR THE YEAR ENDED DECEMBER 31, 1997

                Balance at                           Balance at
                 beginning    Additions   Retire-        end
Classification   of period     at cost     ments      of period
PROPERTY AND
EQUIPMENT:
  Land          $ 1,383,088   $  87,678   $  6,250   $ 1,464,516
  Mineral claims
    and leases          500         -0-        -0-           500
  Producing oil
    and gas
    interests       323,562         -0-     57,843       265,719
  Machinery and
    equipment       135,569         -0-     17,891       117,678
  Hotel building
    & imprvmnts.  6,887,975      97,336        -0-     6,985,311
  Hotel furni-
    ture and
    fixtures      3,132,333     104,342        -0-     3,236,675

                $11,863,027   $ 289,356   $ 81,984   $12,070,399

Property and equipment                               $12,070,399
Accumulated depreciation (Schedule C-1)             (  3,934,552)
      Property and equipment, net of accumulated
        depreciation                                 $ 8,135,847

Amortizable Assets:
  Costs of
    acquiring
    ski shelter
    lease          $ 42,538   $     -0-   $    -0-   $    42,538
  Accumulated
    amortization                                    (      6,497)

      Net                                            $    36,041
  Prepaid loan
    fees           $409,248   $  2,125    $320,013   $    91,360
  Accumulated
    amortization                                    (     23,170)

      Net                                            $    68,190





         The accompanying notes to financial statements are an integral part of these statements.

                              F-12
                                                    Schedule C-1

          WESTERN STANDARD CORPORATION AND SUBSIDIARIES

      ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION

          OF PROPERTY, EQUIPMENT AND INTANGIBLE ASSETS

              FOR THE YEAR ENDED DECEMBER 31, 1997

                             Depreciation
                                 and
                             amortization
                Balance at    charged to             Balance at
                 beginning    costs and   Retire-        end
Classification   of period     expenses    ments      of period
PROPERTY AND
EQUIPMENT:
  Producing oil
    and gas
    interests   $   294,024   $     -0-    $47,843   $   246,181
  Machinery
    and equip-
    ment            124,633         -0-     17,891       106,742
  Hotel building
    & improve-
    ments           992,871     230,786       -0-      1,223,657
  Hotel furni-
    ture and
    fixtures      1,965,788     392,184        -0-     2,357,972

                $ 3,377,316   $ 622,970    $65,734   $ 3,934,552

AMORTIZATION:
  Leasehold
    interest        $ 5,081   $   1,416      $ -0-       $ 6,497

  Loan fees        $320,013   $  23,170  $ 320,013      $ 23,170
















         The accompanying notes to financial statements are an integral part of these statements.

                              F-13
          WESTERN STANDARD CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   DECEMBER 31, 1999 AND 1998

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

Depreciation, Depletion and Amortization:
     Depreciation, depletion and amortization on oil and gas properties are computed using the straight-line method. Other depreciable assets are depreciated by the straight-line method over the estimated useful lives of the assets as follows: equipment, 3 to 10 years; buildings and improvements, 10 to 30 years; the hotel building, 37.5 years; and the chair lift, 40 years.

Inventories:
     Food and beverage inventories at the hotel are carried at cost, computed on a first-in, first-out basis.



                              F-14
          WESTERN STANDARD CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   DECEMBER 31, 1999 AND 1998

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

     Snow King Resort, Inc. borrowed $5,000,000 from banks, issued $2,072,000 in convertible debentures, and sold $112,000 in Class A stock to outside investors in order to purchase the hotel building, land, and furniture and fixtures for the total purchase price of $6,000,000. Snow King Resort, Inc. paid $350,000 for its remaining 50% interest in Snow King Partnership's assets. The convertible debentures were converted into Class A preferred stock in Snow King Resort, Inc. in 1994.

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

Accrued Vacation:
     Accrued expenses include accrued vacation liability of $111,042 and $94,062 at December 31, 1999 and 1998, respectively, for the employees of Snow King Resort, Inc.

                              F-15
          WESTERN STANDARD CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   DECEMBER 31, 1999 AND 1998

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  Continued:

Retirement Plan:

     Snow King Resort, Inc. adopted a 401(k) retirement plan for its employees in 1994. Employees are covered by the plan after 12 months of full time employment. Employees contribute part of their salary to the plan. The Resort may match some portion of the employee contributions. At December 31, 1999 and 1998, the Resort had a liability for matching contributions of $8,035 and $7,753.

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

NOTE 3:  OTHER ASSETS:

     Other assets include:
                                            1999      1998

     Investment in stock (Snow King Resort
       Center and other)                  $ 12,002   $ 11,902
     Prepaid loan fees, net of
       amortization                         44,030     46,845
     Incorporation costs                     1,163      1,163
     Account receivable, Love Ridge
       Development                          36,637        -0-
     Account receivable, Forest Service and
       Town of Jackson                         -0-     26,714

                                          $ 93,832   $ 86,624







                              F-16
          WESTERN STANDARD CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   DECEMBER 31, 1999 AND 1998

NOTE 4:  LONG AND SHORT TERM DEBT:

1999:                                      Portion
                                             due       Long
                       Interest             within     term
              Security   rate     Balance  one year  portion
Leases:
Xerox Corp.
  Leases      Copiers   Various $    6,522 $  3,057 $    3,465

Notes Payable:
First Interstate
Bank, monthly
payments      Real
interest only estate,
until June    furn.
15, 2000,     and
then payments fixt.
of $107,847,  leases
monthly       & permits   7.98% $8,592,540 $283,678 $8,308,862

First Interstate
Bank, line of
credit,
maximum       Real        Prime
$630,000      estate      .375%    230,000   230,000        -0-
      Total notes payable       $8,822,540 $ 513,678 $8,308,862

TOTAL LONG AND SHORT TERM DEBT  $8,829,062 $ 516,735 $8,312,327

     Snow King Resort, Inc. refinanced its ORIX mortgage with First Interstate Bank of Casper, Wyoming on March 23, 1999. The maximum amount of the new First Interstate Bank of Casper loan is $9,370,000. The proceeds were used to pay off the ORIX and Jackson State Bank loans, exercise the Love Land Option, pay accounts payable, and make renovations to the hotel. A line of credit of $630,000 was also obtained. All real estate, furniture, equipment and leases are pledged as security for these notes. A $1,000,000 life insurance policy on Manuel Lopez has been assigned as collateral on these notes.

     The terms of the new loan allow Snow King Resort, Inc. to draw on the loan up to March 15, 2000. Interest only payments are due through June 15, 2000, then interest and principal payments of $107,847 per month are due. No monthly payments are due for the months of November, April and May of each year. The interest rate will be adjusted March 15, 2002 to the Wall Street Journal prime rate plus .375 percent.



                              F-17
          WESTERN STANDARD CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   DECEMBER 31, 1999 AND 1998

NOTE 4:  LONG AND SHORT TERM DEBT:  Continued:

     Principal payments due on these notes for the next five years are as follows:

              2000            $   513,678
              2001                319,467
              2002                345,914
              2003                374,550
              2004                420,068
              Future years      6,848,863
                              $ 8,822,540

 ORIX charged Snow King Resort, Inc. a prepayment premium of $62,347 and a swap breakage fee of $190,441 to pay off the loan before its maturity date.

1998:                                      Portion
                                             due        Long
                      Interest              within      term
             Security   rate     Balance   one year   portion
Leases:
Xerox Corp.
  Leases     Copiers   Various $    6,938 $    5,005 $    1,933

Notes Payable:
ORIX/Jackson
State Bank,  Land,
monthly      bldgs.,
payments     furn.
$66,559      & fixt.   10.125% $5,613,701 $  241,318 $5,372,383
AICCO Ins.
financing                   7%    123,675    123,675        -0-
Bank of
Jackson Hole,
monthly
payments
$4,831       Equipment    9.5%    150,000     45,680    104,320

Bank of
Jackson Hole,
line of
credit,
maximum      Shareholder Prime
$850,000     guarantees   +.5%    600,000    600,000        -0-
      Total notes payable      $6,487,376 $1,010,673 $5,476,703

TOTAL LONG & SHORT TERM DEBT   $6,494,314 $1,015,678 $5,478,636



                              F-18
          WESTERN STANDARD CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   DECEMBER 31, 1999 AND 1998

NOTE 4:  LONG AND SHORT TERM DEBT:  Continued:

     Manuel B. and Deborah Lopez are guarantors on the debt to the extent of one million dollars. Snow King Resort pays them guarantor's fees of $1,000 per month.

     Short term borrowings information:
                                        1999        1998

     Balance at end of year           $ 230,000   $ 723,675
     Range of interest rates         7% - 8.25%     7% - 9%
     Maximum outstanding              $ 758,52    $ 911,923
     Average outstanding, computed
     by weighted average of end
     of month balances                $ 465,945   $ 668,328
     Weighted average interest rate
     computed by weighted average
     interest due, divided by average
     note balance                            7%        7.6%

     Loans included in this computation were the Bank of Jackson
Hole line of credit, AICCO Insurance financing, and First
Interstate line of credit.

NOTE 5:  OPTIONS ON LOVE LAND:

     During 1995, the Resort entered into an option agreement with
J. David Love and Jane M. Love to purchase approximately one-half acre of land. Option payments of $9,000 every three months after 1995 were made to enable the Resort to purchase the land for $396,800 on or before July 15, 1997. The option agreement was modified in 1997. Payments of $66,200 extended the option term and lowered the land price to $346,800. Payments of $7,800 every three months enabled the Resort to exercise the option at any time before October 15, 1999. The Resort has paid $184,900 in option payments which have been recorded as land cost. The option was exercised in March 1999, and the land was purchased for $346,800, for a total cost of $531,700.

NOTE 6:  STOCK OPTION AND STOCK BONUS PLAN:

     During 1972, the Board of Directors approved a Stock Bonus Plan of indefinite term whereby certain officers and key employees were granted shares of the Company's common stock for services rendered during the year, based on their salaries and in some cases their length of service with the Company.

     Under this Plan, shares have been granted in prior years. No stock bonuses were issued in 1999 or 1998. The Plan provides that, at the discretion of the Executive Committee of the Board of

                              F-19
          WESTERN STANDARD CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   DECEMBER 31, 1999 AND 1998

NOTE 6:  STOCK OPTION AND STOCK BONUS PLAN:

Directors, a cash bonus in the approximate amount of the income tax related to the stock bonus may be paid to such employees. No such cash bonuses have been paid as of December 31, 1999.

     Snow King Resort, Inc. has granted an option to purchase up to 3,000 shares of Class B common stock of Snow King Resort, Inc. to
Manuel and Deborah Lopez. The option price has been set at $140 per share. The option was not exercised in 1999 or 1998.

NOTE 7:  FEDERAL INCOME TAXES:

     Western Standard Corporation and its subsidiaries filed consolidated income tax returns in 1993 and prior years. Since Western Standard's ownership in Snow King Resort, Inc. dropped below 80% in 1994, separate income tax returns for Snow King Resort, Inc. were filed after that year. Western Standard's net operating loss carryover at December 31, 1999 is approximately $471,000, which will begin to expire in 2001 if not used.

     Snow King Resort, Inc. succeeded to the net operating loss of Snow King, Incorporated of approximately $999,000. The net operating loss carryovers from Snow King, Incorporated have limited deductibility of approximately $84,000 per year. These allowed carryovers and Snow King's losses have accumulated to $1,756,000 at December 31, 1999. Snow King Resort, Inc. also acquired the investment credit and jobs credit carryovers of Snow King, Incorporated. Investment credit carryovers of $3,544 remained at December 31, 1999, which will expire in 2000, if not used. Tip credit carryovers of $10,900 have also been earned, which will begin to expire in 2009 if not used.

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










                              F-20
          WESTERN STANDARD CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   DECEMBER 31, 1999 AND 1998

NOTE 7:  FEDERAL INCOME TAXES:  Continued:

     The deferred income tax asset account consists of the income tax effect at 34% of the following items:
                                          For the years ended
                                              December 31,
                                           1999        1998

     Net operating loss carryovers       $ 757,029   $ 452,560
     Depreciation difference            (   80,380) (   36,118)
     Credit carryovers                      14,444      12,534
     Other                              (    1,013)      1,923
                                         $ 690,080   $ 430,899
     Less valuation allowance           (  690,080) (  430,899)
       Deferred tax asset                $     -0-   $     -0-

     A valuation allowance equal to the balance of the account has been established due to the uncertainty of realizing the future benefit of these credit and loss carryforwards. The future benefit is dependent upon future profitability of the company.

     The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate of 34% to income (loss) items before income taxes. The items causing this difference are as follows:

                                           1999        1998
     Tax at statutory rate              ($ 240,674)  $ 108,611
     Depreciation difference            (   44,262)        -0-
     Provision for Center
       collectibility                       88,400         -0-
     Patronage capital discount             65,500         -0-
     Nondeductible expense                   3,703         -0-
     Loss on discarded assets           (   18,345)        -0-
     Other net                          (    2,117) (      777)
                                        ($ 147,795)  $ 107,834
     Change in  valuation allowance        147,795         -0-
     Provision for income tax            $     -0-   $ 107,834

     Western Standard's income tax returns through 1976 were examined by the Internal Revenue Service in 1978, and were accepted as filed.

     The federal tax loss for Western Standard and Western Recreation is approximately $17,000 for 1999. The tax loss for Snow King Resort, Inc. for 1999 is approximately $404,000. The federal tax return income for 1998 was $23,562 for Western Standard and Western Recreation; and a $358,362 net income for Snow King Resort, Inc. The federal tax return loss differs from net financial loss because of depreciation differences and differences in deductions.
                              F-21
          WESTERN STANDARD CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   DECEMBER 31, 1999 AND 1998

NOTE 8:  RELATED PARTY TRANSACTIONS:

     The Resort is managed by a corporation, Snow King Resort Management, Inc., which is controlled by two officers and directors of Western Standard. The Resort pays a management fee of 2% of sales to Snow King Resort Management, Inc. At December 31, 1999, Snow King Resort, Inc. owed the management company $26,267 in management fees. Snow King Resort, Inc. incurred management fees totalling $171,973 in 1999.

     An officer of Western Standard Corporation owes a note payable to Western Standard which carries an interest rate of 8%. This note has a balance of $10,000 at December 31, 1999.

     Western Standard agreed to pay a fee of $100,000 to the officer for structuring the Snow King Resort, Inc. asset purchase. $10,000 of this fee was paid in 1992, and the remaining $90,000 is shown as a noncurrent liability on the financial statements.

     The shareholders of Snow King Resort, Inc. formed a related corporation, Snow King Resort Center, Inc., to operate and lease the Town of Jackson's skating rink facility. The facility can be used to house conventions, exhibitions, and large banquets. The facility is operated in conjunction with the Resort. Western Standard owns 49% of Snow King Resort Center, Inc. Since Western Standard does not own a controlling interest in Snow King Resort Center, Inc., that corporation's transactions are not included in these consolidated statements. During 1998, Snow King Resort, Inc. advanced $120,081 to Snow King Resort Center, Inc. During 1999, Snow King Resort, Inc. advanced $190,174 to Snow King Resort Center, Inc. The total amount receivable from Snow King Resort Center, Inc. at December 31, 1999 is $1,446,151. An allowance for collectibility of $1,260,000 has been established to reduce the advances to a net realizable value equal to Snow King Resort Center's book value of assets.

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



                              F-22
          WESTERN STANDARD CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   DECEMBER 31, 1999 AND 1998

NOTE 9:  LEASEHOLD INTEREST:  Continued:

     The lease calls for monthly payments of $2,800 to the Town of Jackson, and supplemental rent based on gross revenues generated by the facility. Leasehold costs are being amortized over the 30 year original term of the lease at the rate of $1,418 per year. During 1999, the Resort prepaid $82,400 of its lease liability, reducing its monthly payments to $900 per month. This $82,400 was recorded as prepaid lease. This amount is being amortized over the remaining life of this part of the lease which is 50 months.

     Minimum lease payments will be $10,800 per year or a total of $54,000 over the next five years.

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

     All of Western Standard's oil and gas properties are located in central Wyoming. No costs related to exploration and development of these properties have been incurred over the past three years. The capitalized costs for the last three years is nil. Western Standard sold its wells in the Kaye Field, Converse County, Wyoming, in 1997, for $70,000. In 1998, Western Standard sold coalbed methane gas drilling rights to the first 2,500 feet of its wells in the Grady Unit for $12,838. In 1999, Western Standard sold coalbed methane gas drilling rights to the first 2,500 feet of its wells in the Daly lease for $10,000.

     Western Standard's oil and gas revenues have been dominated by two buyers, KN Energy and 88 Oil. These buyers purchased the following amounts of oil and gas in the following years:

                                   88 Oil    KN Energy

           1997                   $ 13,149    $ 13,953
           1998                   $  7,779    $  9,350
           1999                   $  8,739    $ 14,664





                              F-23
          WESTERN STANDARD CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   DECEMBER 31, 1999 AND 1998

NOTE 11:  LEASES:

     Snow King Resort, Inc. had several lease agreements for hotel assets. All of these agreements were classified as capital leases. The leases had terms of 36 to 60 months. The following costs of equipment are included in property and equipment in accordance with these leases in 1999 and 1998:

                                            1999        1998

     Total lease-purchased assets         $ 345,967  $ 420,433
     Accumulated depreciation            (  259,706)(  362,574)
       Net assets                         $  86,261  $  57,859

     Most of the leases were paid off in 1998, refinanced with a loan from Bank of Jackson Hole.

     Presented below is a schedule by years of future minimum lease payments under the remaining capital leases with the principal amount net minimum lease payments as of December 31, 1999.

     Year ended December 31, 2000     $ 3,057
                             2001       2,137
                             2002       1,328

     Principal amount of minimum
       lease payments                 $ 6,522

     Current portion of principal
       amount                         $ 3,057

     Long term portion of principal
       amount                         $ 3,465

NOTE 12:  CONTINGENT LIABILITIES AND COMMITMENTS:

     The Resort had guaranteed payment of Snow King Resort Center, Inc.'s payment of additional rent on the ice skating rink to the Town of Jackson. These payments are $2,155 per month. During
1999, the Resort prepaid this portion of the lease.

     Snow King Resort, Inc. is renovating its guest rooms and public areas. At December 31, 1999, it had spent approximately
$1,575,200 of its budgeted $2,370,000 for renovations.

NOTE 13:  LIQUIDITY:

     At December 31, 1999 and 1998, Snow King Resort, Inc. had negative working capital which caused difficulties in paying its current operating obligations. The cash flow shortfalls arose in

                              F-24
          WESTERN STANDARD CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   DECEMBER 31, 1999 AND 1998

NOTE 13:  LIQUIDITY:  Continued:

part because of seasonal fluctuations in sales. Other factors contributing to the cash flow problems were cash advances to Snow King Resort Center, Inc., debt service costs, unprofitable operations, and purchases of fixed assets. These expenditures used cash that was therefore unavailable for payment of trade creditors. The refinancing of Snow King's mortgage and line of credit have made it possible to pay creditor bills on a more timely basis in 1999.

     Collection of the $1,446,151 advanced to the Snow King Resort Center, Inc. over the last several years is dependent on future profitable operation of that facility or future sale. It is doubtful that the amount receivable will be collectible in the next year. A merger of Snow King Resort Center, Inc. into Snow King Resort, Inc. is planned. An allowance of $1,260,000 has been established to reduce this account receivable to its estimated realized value.

NOTE 14:  INDUSTRY SEGMENT INFORMATION:

     Western Standard Corporation's major operations are in oil and gas working interests and, through Snow King Resort, Inc. its 76% owned subsidiary, the resort industry. Selected information concerning those industry segments is presented below:

                              1999         1998         1997
REVENUE - oil and gas
  interests               $     23,055  $    18,383  $    27,880
PRODUCTION COSTS         (      11,660)(     10,749)(     16,555)
OPERATING INCOME -
  oil and gas             $     11,395  $     7,634  $    11,325
IDENTIFIABLE ASSETS
  (at net book value)     $     28,716  $    28,716  $    28,716

CAPITAL EXPENDITURES      $        -0-  $       -0-  $       -0-
REVENUE - Snow King
  Hotel Segment           $  8,591,377  $ 9,434,701  $ 8,522,295

OPERATING INCOME          $    919,973  $ 1,662,845  $ 1,633,190

DEPRECIATION              $    566,509  $   650,129  $   622,970
IDENTIFIABLE ASSETS (at
  net book value)         $ 10,640,038  $ 8,736,273  $ 9,047,605

CAPITAL EXPENDITURES      $  2,050,297  $   421,635  $   289,356




                              F-25
          WESTERN STANDARD CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   DECEMBER 31, 1999 AND 1998

NOTE 14:  INDUSTRY SEGMENT INFORMATION:  Continued:

     A reconciliation from the segment information to the consolidated balances for net loss and assets is set forth below.

                              1999         1998         1997

Segment income from
operations:
     Oil and gas          $     11,395  $     7,634  $    11,325
     Snow King Hotel           919,973    1,662,845    1,633,190
     Other income              253,523       66,441      124,337

Expenses:
     Depreciation        (     566,509)(    650,129)(    622,970)
     Amortization        (      36,974)(     22,761)(     24,586)
     Interest            (     964,127)(    686,238)(    700,956)
     Other expenses      (     325,145)(     58,347)(  1,507,514)
Consolidated net
  income (loss)          ($    707,864) $   319,445 ($ 1,087,174)

Segment assets:
     Oil and gas          $     28,716  $    28,716  $    28,716
     Snow King Hotel        10,640,038    8,736,273    9,047,605
     Cash                      160,097      161,288      127,606
     Property and
       equipment                 2,258        2,258       14,758
     Other assets               22,033       22,149       21,511

Consolidated total assets $ 10,853,142  $ 8,950,684  $ 9,240,196

NOTE 15:  PATRONAGE CAPITAL-LOWER VALLEY POWER AND LIGHT:

     During 1999, Snow King Resort, Inc. recorded as an asset patronage capital allocated to it by Lower Valley Power and Light. Lower Valley Power and Light is a customer owned power cooperative. Each year, Lower Valley Power allocates to its customers a share of its net margins. This patronage capital is refundable to the customers of Lower Valley, at the discretion of its Board of Directors, after a fifteen year period. Snow King Resort, Inc.'s share of Lower Valley Power's patronage capital for the period 1984 through 1998 totalled $439,211. $17,065 of this total was received in cash by Snow King Resort, Inc. in 1999.

     It will require many years for this asset to be converted to cash. Because of this, the patronage capital total has been discounted to the estimated net value of its future cash flows using Snow King Resort, Inc.'s current borrowing interest rate. This discounted amount has been recorded as extraordinary income for 1999.

                              F-26
Item 8.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.

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

Item 9.  Directors, Executive Officers, Promoters and Control
Persons; Compliance with Section 16(a) of the Exchange Act.

     Information concerning each director and executive officer of WSC, including business experience for at least the past five years, is as follows:

     Stanford E. Clark, age 82, currently President, Treasurer, Comptroller and a director, has been President, Vice President, Treasurer, Comptroller and a Director of WSC from 1957 through 1969 and from 1974 to present. He has also been Vice President and a Director of Snow King Resort Management, Inc. since 1986 and Treasurer and a Director of Snow King Resort, Inc. since February, 1992.

     Manuel B. Lopez, age 56, currently Vice President and a director, has been a Vice President and Director of WSC since 1979. He is also an owner of management companies, manager of Snow King Complex, President and a Director of Snow King Resort Management, Inc. since 1986, and President and a Director of Snow King Resort, Inc. since February, 1992.

     Richard G. Roylance, age 82, currently Secretary and a director, has been Secretary and a Director of WSC from 1969. He was formerly a maintenance manager. Mr Roylance died on February
11, 1999.

     James M. Peck, age 35, currently a director and Corporate Secretary, has been a director of WSC since January 1, 1988. Prior to such time, he was primarily a student and had no other business experience. Mr. Peck also owns and operates a miniature golf course in Jackson, Wyoming. He recently acquired a company that provides float trips on the Snake River near Jackson. He has been a Director and employee of SKRI since February, 1992. On March 2, 1999, the Board of Directors unanimously voted Mr. Peck to be the Corporate Secretary to replace Mr. Roylance.

     No family relationships exist between or among any of the directors and executive officers. No director serves as a director of any other company with a class of equity securities registered under the Securities Exchange Act of 1934 or a company registered as an investment company under the Investment Company Act of 1940.

     No director, officer, or beneficial owner of more than ten percent of the outstanding shares of WSC common stock failed to file on a timely basis, as disclosed in Forms 3, 4, and 5, and any amendments thereto, reports required by Section 16(a) of the Securities and Exchange Act of 1934 during the fiscal year ended December 31, 1999, or prior fiscal years, which are required to be disclosed herein.
Item 10.  Executive Compensation.

     The following table sets forth cash compensation paid by WSC, its subsidiaries and associated companies to its executive officers; one of which received in excess of $100,000 during the year ended December 31, 1999:

                   Summary Compensation Table

                                          Other          All
Name and             Fiscal  Annual      Annual         Other
Principal Position    Year   Salary   Compensation  Compensation
Stanford E. Clark     1999   $28,800         $ 600   $39,690 (1)
Chief Executive
  Officer             1998   $28,800         $ 600   $45,095 (1)

Manuel B. Lopez       1999   $36,000    $8,335 (2)  $262,389 (3)
Vice President of
  WSC and Chief
  Executive Officer
  of SKRI             1998   $35,686   $ 5,603 (2)  $252,969 (4)
_______________

(1) Amounts paid to Mr. Clark by SKRMI from fees paid to SKRMI by SKRI.

(2)  Incidental fringe benefits.

(3) Includes (i) $99,288 paid to Mr. Lopez by SKRMI from fees paid to SKRMI by SKRI; (ii) $12,000 paid to Mr. Lopez by SKRI for guaranteeing the ORIX Loan and the First Interstate Bank loans; and (iii) $150,501 in fees and commissions paid to Mr. Lopez by SKRMI, and $600 in Director's fees paid by WSC.

(4) Includes (i) $112,745 paid to Mr. Lopez by SKRMI from fees paid to SKRMI by SKRI; (ii) $12,000 paid to Mr. Lopez by SKRI for guaranteeing the ORIX loan; and (iii) $127,624 in fees and commissions paid to Mr. Lopez by SKRMI, and $600 in Director's fees paid by WSC.

     The Company pays directors $50 per meeting attended or $600 per year, whichever is greater. Directors are also reimbursed for reasonable out-of-pocket expenses incurred in connection with their duties.

Item 11.  Security Ownership of Certain Beneficial Owners and
Management.

     As of March 20, 2000, the only persons known by WSC to own beneficially more than 5% of the issued and outstanding common stock of WSC were:
                         Amount and Nature             Percent
Name and Address         of Beneficial Ownership       of
of Beneficial Owner      Direct (1)     Indirect       Class

Stanford E. Clark        1,817,118     29,900(2)       18.54%
2205 West Main
Riverton, Wyoming 82501
Manuel B. Lopez          2,235,104         --          22.43%
P.O. Box 928
Jackson, Wyoming 83001
_______________

(1) Represents shares over which the named individuals have sole voting and investment powers.

(2) These shares are owned by the Merrial K. Clark Living Trust of which Mr. Clark is the Trustee. He may be deemed to have shared voting and/or investment power over the shares.

     The following sets forth information as of March 20, 2000, concerning each director's and executive officer's ownership of common stock (WSC's only class of voting securities), on an individual basis and ownership by all directors and executive officers of WSC as a group:


                         Amount and Nature of          Percent
                         Beneficial Ownership          of
Name                     Direct       Indirect         Class

Stanford E. Clark        1,817,118   29,900(1)         18.54%
Manuel B. Lopez          2,235,104       --            22.43%
James M. Peck               20,000       --              .2%
Directors and Executive
Officers as a Group
(3 persons)              4,072,222
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

     On March 14, 1997, Mr. Lopez paid interest in the amount of $732.14 through December 31, 1996. A new note was issued in the amount of $10,000, to mature October 31, 1997, with interest increased to 9%. Interest was paid to 12/31/97 and a new note in the amount of $10,000 was signed by Mr. Lopez, effective 1/1/98, bearing 9% interest and matured December 31, 1998. A new note in the amount of $10,000 to mature December 31, 1999 at 8%, replaced the note that matured December 31, 1998. A new note in the amount of $10,000 at 8% to mature December 31, 2000 replaces the note that matured December 31, 1999. Interest for 1999 at 8% was paid in January, 2000.

     In November, 1995, Mr. Lopez loaned $30,000 to SKRI. This note bears interest at the rate of 9% per annum and matures March
31, 1996.  This note was paid in full on February 20, 1996.

     On December 28, 1995, SKRI borrowed $15,000 from WSC. This unsecured note bears interest at the rate of 9% per annum and matures March 31, 1996. On February 12, 1997, the interest was paid and the maturity date extended to October 31, 1997 by a new 9% note. Interest was paid to 12/31/97 and a new note in the amount of $15,000 effective 1/1/98 was signed by Mr. Lopez for Snow King Resort, bearing 9% interest and matures December 31, 1998.
Interest in the amount of $1,350 was paid in March 1999 for the year 1998. A new note was signed effective January 1, 1999 at 8% for $15,000. This note and interest was paid in January, 1999.

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

     Mr. Lopez and his wife, Deborah, are cosigners on the $630,000 at 8.125% interest line of credit of SKRI at First Interstate Bank of Casper, Wyoming. As such, they are personally liable for the outstanding amount of such line of credit. As of December 31, 1999, the outstanding principal amount of such line of credit was $230,000. For this guarantee, Mr. and Mrs. Lopez are paid $1,000 per month. During the past several years, Messrs. Clark and Lopez have each been personally liable for certain of SKI's borrowings.


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

Exhibit

     Exhibit numbers 91.4.1 through 91.4.15 no longer apply as ORIX has been paid in full.

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

(F)  Filed with form 10KSB for 1997 as Exhibit 92.22.1

_______________

     (b) No reports on Form 8-K have been filed by the registrant during the fourth quarter of the year ended December 31, 1999.

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

Exhibit

     Exhibits 93.8.1 through 94.4.14, except for 94.4.11, 12 & 14, do not apply any more.

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
(Billing Address - 2)     (City, State, Zip Code)

(hereafter called the holder) is hereby authorized to use National Forest System lands, on the BRIDGER-TETON National Forest, for the purposes of constructing, operating, and maintaining winter sports resort including food service, retail sales, and other ancillary facilities, described herein, known as the SNOW KING RESORT ski area and subject to the provisions of this term permit. This permit covers 369.51 acres described here and as shown on the attached map dated 02/20/92 (EXHIBIT A). This lease has been extended to December 31, 2039.

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

APPROVED:

/s/ Thomas Puchlerz           Forest Supervisor   March 11, 1999
Authorized officer's name     Title               Date
and signature

                      TERMS AND CONDITIONS

1.  AUTHORITY AND USE AND TERM AUTHORIZED.

A. Authority. This term permit is issued under the authority of the Act of October 22, 1986, (Title 16, United States Code, Section
497b), and Title 36, Code of Federal Regulations, Sections 251.50-
251.64.

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

VII.  TRANSFER AND SALE.

A. Subleasing. The holder may sublease the use of land and improvements covered under this permit and the operation of concessions and facilities authorized upon prior written notice to the authorized officer. The Forest Service reserves the right to disapprove subleases. In any circumstance, only those facilities and activities authorized by this permit may be subleased. The holder shall continue to be responsible for compliance with all conditions of this permit by persons to whom such premises may be sublet. The holder may not sublease direct management responsibility without prior written approval by the authorized officer.

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

B. Termination, Revocation and Suspension. The authorized officer may suspend, revoke, or terminate this permit for (1) noncompliance with applicable statutes, regulations, or terms and conditions of the authorization; (2) for failure of the holder to exercise the rights and privileges granted; (3) with the consent of the holder or (4) when, by its terms, a fixed agreed upon condition, event, or time occurs. Prior to suspension, revocation, or termination, the authorized officer shall give the holder written notice of the grounds for such action and reasonable time to correct curable noncompliance.

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

                              By /s/ Barney Oldfield, Mayor
ATTEST:

By /s/ Robinson, Town Clerk

                              TENANT:

                              SNOW KING RESORT, INC., a
                              Wyoming Corporation

                              By /s/ Manuel Lopez, President
ATTEST:

By /s/ Creed Law, Secretary




                         EXHIBIT 94.4.17

                         PROMISSORY NOTE


Borrower:  Snow King Resort, Inc.    Lender:  First Interstate Bank
           P.O. Box SKI                       104 South Wolcott
           Jackson, WY  83001                 P.O. Box 40
                                              Casper, WY  82601

Principal Amount:  $9,370,000   Interest Rate:  7.980%
Date of Note:  March 23, 1999

Loan No. 85010528

PROMISE TO PAY. Snow King Resort, Inc. ("Borrower") promises to pay to First Interstate Bank ("Lender"), or order, in lawful money of the United States of America, the principal amount of Nine Million Three Hundred Seventy Thousand & 00/100 Dollars ($9,370,000.00) or so much as may be outstanding, together with interest at the rate of 7.980% per annum on the unpaid outstanding principal balance of each advance. Interest shall be calculated from the date of each advance until repayment of each advance.

PAYMENT. Borrower will pay this loan in accordance with the following payment schedule:

     Borrower will pay regular monthly payments of accrued and unpaid interest at the rate of 7.98% beginning April 15, 1999 and all subsequent interest payments are due on the same day after that. Commencing June 15, 2000, Borrower will make principal including interest payments of $107,846.99, and all subsequent principal including interest payments shall be due on the same day of each month after that, except for the months of November, April and May when no payment shall be due. Effective March 15, 2002, the interest rate will be adjusted to the Wall Street Journal Prime Rate plus .375%.

The annual interest rate for this Note is computed on a 365/360 basis; that is, by applying the ratio of the annual interest rate over a year of 360 days, multiplied by the outstanding principal balance, multiplied by the actual number of days the principal balance is outstanding. Borrower will pay Lender at Lender's address shown above or at such other place as Lender may designate in writing. Unless otherwise agreed or required by applicable law, payments will be applied first to accrued unpaid interest, then to principal, and any remaining amount to any unpaid collection costs and late charges.

PREPAYMENT. Borrower agrees that all loan fees and other prepaid finance charges are earned fully as of the date of the loan and will not be subject to refund upon early payment (whether voluntary or as a result of default), except as otherwise required by law. Except for the foregoing, Borrower may pay without penalty all or a portion of the amount owed earlier than it is due. Early payments will not, unless agreed to by Lender in writing, relieve Borrower of Borrower's obligation to continue to make payments of accrued unpaid interest. Rather, they will reduce the principal balance due.

DEFAULT. Borrower will be in default if any of the following happens: (a) Borrower fails to make any payment when due. (b) Borrower breaks any promise Borrower has made to Lender, or Borrower fails to comply with or to perform when due any other term, obligation, covenant, or condition contained in this Note or any agreement related to this Note, or in any other agreement or loan Borrower has with Lender, (c) Borrower defaults under any loan, extension of credit, security agreement, purchase or sales agreement, or any other agreement, in favor of any other creditor or person that may materially affect any of Borrower's properly or Borrower's ability to repay this Note or perform Borrower's obligations under this Note or any of the Related Documents. (d) Any representation or statement made or furnished to Lender by Borrower or on Borrower's behalf is false or misleading in any material respect either now or at the time made or furnished. (e) Borrower becomes insolvent, a receiver is appointed for any part of Borrower's property, Borrower makes an assignment for the benefit of creditors, or any preceding is commenced either by Borrower or against Borrower under any bankruptcy or insolvency laws. (f) Any creditor tries to take any of Borrower's property on or in which Lender has a lien or security interest. This includes a garnishment of any of Borrower's accounts with Lender. (g) Any guarantor dies or any of the other events described in this default section occurs with respect to any guarantor of this Note. (h) A material adverse change occurs in Borrower's financial condition, or Lender believes the prospect of payment or performance of the indebtedness is impaired. (i) Lender in good faith deems itself insecure.

If any default, other than a default in payment, is curable and if Borrower has not been given a notice of a breach of the same provision of this Note within the preceding twelve (12) months, it may be cured (and no event of default will have occurred) if Borrower, after receiving written notice from Lender demanding cure of such default: (a) cures the default within fifteen (15) days; or (b) if the cure requires more than fifteen (15) days, immediately initiates steps which Lender deems in Lender's sole discretion to be sufficient to cure the default and thereafter continues and completes all reasonable and necessary steps sufficient to produce compliance as soon as reasonable practical.

LENDER'S RIGHTS. Upon default, Lender may declare the entire unpaid principal balance on this Note and all accrued unpaid interest immediately due, without notice, and then Borrower will pay that amount. Lender may hire or pay someone else to collect this Note if Borrower does not pay. Borrower also will pay Lender that amount. This includes, subject to any limits under applicable law, Lender's reasonable attorneys' fees and Lender's legal expenses whether or not there is a lawsuit, including reasonable attorneys' fees and legal expenses for bankruptcy proceedings (including efforts to modify or vacate any automatic stay or injunction), appeals, and any anticipated post-judgment collection services. If not prohibited by applicable law, Borrower also will pay any court costs, in addition to all other sums provided by law. This Note has been delivered to Lender and accepted by Lender in the State of Wyoming. If there is a lawsuit, Borrower agrees upon Lender's request to submit to the jurisdiction of the courts of Natrona County, the State of Wyoming. Subject to the provisions on arbitration, this Note shall be governed by and construed in accordance with the laws of the State of Wyoming.

RIGHT OF SETOFF. Borrower grants to Lender a contractual security interest in, and hereby assigns, conveys, delivers, pledges, and transfers to Lender all Borrower's right, title and interest in and to, Borrower's accounts with Lender (whether checking, savings, or some other account), including without limitation all accounts held jointly with someone else and all accounts Borrower may open in the future, excluding however all IRA and Keogh accounts, and all trust accounts for which the grant of a security interest would be prohibited by law. Borrower authorizes Lender, to the extent permitted by applicable law, to change or setoff all sums owing on this Note against any and all such accounts.

COLLATERAL. This Note is secured by 1) Construction Mortgage dated March 23, 1999 covering the real property owned by the Snow
King Resort, Inc.

2)  Commercial Security Agreement dated March 23, 1999 covering
Furniture, Fixtures, Equipment, Inventory, Chattel Paper, Accounts and General Intangibles.

3) Collateral Assignment of Liquor License dated March 23, 1999, covering Resort Liquor License #301 issued by the Town of Jackson.

4)  Assignment of Life Insurance Policy as Collateral dated March
23, 1999 covering the life of Manuel Lopez.

5)  Assignment of Interest-Forest Service Permit dated March 23,
1999.

6)  Assignment of Town Lease dated March 23, 1999.

7)  Assignment of Town Ice Skating Rink lease dated March 23, 1999.

8)  Assignment, Subordination and Attornment Agreement dated March
23, 1999.

9) Assignment of Condominium Unit Maintenance and Rental Agreement dated March 23, 1999.

10)  Assignment of Leases and Rents dated March 23, 1999.

LINE OF CREDIT. This Note evidences a straight line of credit. Once the total amount of principal has been advanced, Borrower is not entitled to further loan advances. Advances under this Note may be requested orally by Borrower or as provided in this paragraph. Lender may, but need not, require that all oral requests be confirmed in writing. All communications, instructions, or directions by telephone or otherwise to Lender are to be directed to Lender's office shown above. The following party or parties are authorized as provided in this paragraph to request advances under the line of credit until Lender receives from Borrower at Lender's address shown above written notice of revocation of their authority: Manuel B. Lopez, President; Stan Clark, Treasurer; and Ron Doscher. No advances on this Line of Credit will be permitted after March 15, 2000.

Advances will be limited to the following uses:

Payoff ORIX Note  $5,825,000.00
Payoff other Leases and Loans  $650,000.00
Pay accounts payable as of February 28, 1999  $295,000.00
Purchase Love Land  $346,800.00
Payoff Ice Rink additional rent  $180,000.00
Closing costs  $53,000.00
100% of the documented costs of Hotel renovations  $2,020,200.00
Total of all listed above $9,370,000.00

Advances for the payment of Hotel Renovations must be accompanied by invoices for the work performed or material purchased. Borrower agrees to be liable for all sums either: (a) advanced in accordance with the instructions of an authorized person or (b) credited to any of Borrower's accounts with Lender. The unpaid principal balance owing on this Note at any time may be evidenced by endorsements on this Note or by Lender's internal records, including daily computer print-outs. Lender will have no obligation to advance funds under this Note if: (a) Borrower or any guarantor is in default under the terms of this Note or any agreement that Borrower or any guarantor has with Lender, including any agreement made in connection with the signing of this Note; (b) Borrower or any guarantor ceases doing business or is insolvent;
(c) any guarantor seeks, claims or otherwise attempts to limit, modify or revoke such guarantor's guarantee of this Note or any other loan with Lender; (d) Borrower has applied funds provided pursuant to this Note for purposes other than those authorized by Lender; or (e) Lender in good faith deems itself insecure under this Note or any other agreement between Lender and Borrower.

ARBITRATION. Lender and Borrower agree that all disputes, claims and controversies between them, whether individual, joint, or class in nature, arising from this Note or otherwise, including without limitation contract and tort disputes, shall be arbitrated pursuant to the Rules of the American Arbitration Association, upon request of either party. No act to take or dispose of any collateral securing this Note shall constitute a waiver of this arbitration agreement or be prohibited by this arbitration agreement. This includes, without limitation, obtaining injunctive relief or a temporary restraining order; invoking a power of sale under any deed of trust or mortgage; obtaining a writ of attachment or imposition of a receiver; or exercising any rights relating to personal property, including taking or disposing of such property with or without judicial process pursuant to Article 9 of the Uniform Commercial Code. Any disputes, claims, or controversies concerning the lawfulness or reasonableness of any act, or exercise of any right, concerning any collateral securing this Note, including any claim to rescind, reform, or otherwise modify any agreement relating to the collateral securing this Note, shall also be arbitrated, provided however that no arbitrator shall have the right or the power to enjoin or restrain any act of any party. Judgment upon any award rendered by any arbitrator may be entered in any court having jurisdiction. Nothing in this Note shall preclude any party from seeking equitable relief from a court of competent jurisdiction. The statue of limitations, estoppel, waiver, laches, and similar doctrines which would otherwise be applicable in an action brought by a party shall be applicable in any arbitration proceeding, and the commencement of an arbitration proceeding shall be deemed the commencement of an action for these purposes. The Federal Arbitration Act shall apply to the construction, interpretation, and enforcement of this arbitration provision.

GENERAL PROVISIONS. Lender may delay or forgo enforcing any of its rights or remedies under this Note without losing them. Borrower and any other person who signs, guarantees or endorses this Note, to the extent allowed by law, waive presentment, demand for payment, protest and notice of dishonor. Upon any change in the terms of this Note, and unless otherwise expressly stated in writing, no party who signs this Note, whether as maker, guarantor, accommodation maker or endorser, shall be released from liability. All such parties agree that Lender may renew or extend (repeatedly and for any length of time) this loan, or release any party or guarantor or collateral; or impair, fail to realize upon or perfect Lender's security interest in the collateral; and take any other action deemed necessary by lender without the consent of or notice to anyone. All such parties also agree that Lender may modify this loan without the consent of or notice to anyone other than the party with whom the modification is made.

PRIOR TO SIGNING THIS NOTE, BORROWER READ AND UNDERSTOOD ALL THE
PROVISIONS OF THIS NOTE. BORROWER AGREES TO THE TERMS OF THE NOTE AND ACKNOWLEDGES RECEIPT OF A COMPLETED COPY OF THE NOTE.

BORROWER:

Snow King Resort, Inc.

By: /s/ Manuel B. Lopez                By: /s/ Creed Law
    Manuel B. Lopez, President             Creed Law, Secretary

LENDER:

First Interstate Bank

By: /s/ Officer's signature
    Authorized Officer














                         EXHIBIT 94.4.18

                         PROMISSORY NOTE

Principal:  $630,000.00
Loan Date:  03-23-1999
Maturity:  09-15-2000
Loan No.:  85010529
Call:  51
Collateral:  0022
Officer:  802

Borrower:  Snow King Resort, Inc.    Lender:  First Interstate Bank
           P.O. Box SKI                       104 South Wolcott
           Jackson, WY  83001                 P.O. Box 40
                                              Casper, WY  82601

Principal Amount:  $630,000   Interest Rate:  8.125%
Date of Note:  March 23, 1999

PROMISE TO PAY. Snow King Resort, Inc. ("Borrower") promises to pay to First Interstate Bank ("Lender"), or order, in lawful money of the United States of America, the principal amount of Six Hundred Thirty Thousand & 00/100 Dollars ($630,000.00) or so much as may be outstanding, together with interest on the unpaid outstanding principal balance of each advance. Interest shall be calculated from the date of each advance until repayment of each advance. The interest rate will not increase above 21.000%.

PAYMENT. Borrower will pay this loan in one payment of all outstanding principal plus accrued unpaid interest on September 15, 2000. In addition, Borrower will pay regular monthly payments of accrued unpaid interest beginning April 15, 1999, and all subsequent interest payments are due on the same day of each month after that. The annual interest rate for this Note is computed on a 365/360 basis; that is, by applying the ratio of the annual interest rate over a year of 360 days, multiplied by the outstanding principal balance, multiplied by the actual number of days the principal balance is outstanding. Borrower will pay Lender at Lender's address shown above or at such other place as Lender may designate in writing. Unless otherwise agreed or required by applicable law, payments will be applied first to accrued unpaid interest, then to principal, and any remaining amount to any unpaid collection costs and late charges.

VARIABLE INTEREST RATE. The interest rate on this Note is subject to change from time to time based on changes in an independent index which is the Prime Rate as published in the "Money Rates" section of the Wall Street Journal, Western Edition (the "index"). The index is not necessarily the lowest rate charged by Lender on its loans. If the index becomes unavailable during the term of this loan, Lender may designate a substitute index after notice to Borrower. Lender will tell Borrower the current index rate upon Borrower's request. Borrower understands that Lender may make loans based on other rates as well. The interest rate change will not occur more often than each day. The index currently is 7.750% per annum. The interest rate to be applied to the unpaid principal balance of this Note will be at a rate of 0.375 percentage points over the index, adjusted if necessary for the maximum rate limitation described below, resulting in an initial rate of 8.125% per annum. Notwithstanding any other provision of this Note, the variable interest rate or rates provided for in this Note will be subject to the following maximum rate. NOTICE: Under no circumstances will the interest rate on this Note be more than the lesser of 21.000% per annum or the maximum rate allowed by applicable law.

PREPAYMENT. Borrower may pay without penalty all or a portion of the amount owed earlier than it is due. Early payments will not, unless agreed to by Lender in writing, relieve Borrower of Borrower's obligation to continue to make payments of accrued unpaid interest. Rather, they will reduce the principal balance due.

DEFAULT. Borrower will be in default if any of the following happens: (a) Borrower fails to make any payment when due. (b) Borrower breaks any promise Borrower has made to Lender, or Borrower fails to comply with or to perform when due any other term, obligation, covenant, or condition contained in this Note or any agreement related to this Note, or in any other agreement or loan Borrower has with Lender, (c) Any representation or statement made or furnished to Lender by Borrower or on Borrower's behalf is false or misleading in any material respect either now or at the time made or furnished. (d) Borrower becomes insolvent, a receiver is appointed for any part of Borrower's property, Borrower makes an assignment for the benefit of creditors, or any preceding is commenced either by Borrower or against Borrower under any bankruptcy or insolvency laws. (e) Any creditor tries to take any of Borrower's property on or in which Lender has a lien or security interest. This includes a garnishment of any of Borrower's accounts with Lender. (f) Any guarantor dies or any of the other events described in this default section occurs with respect to any guarantor of this Note. (g) A material adverse change occurs in Borrower's financial condition, or Lender believes in good faith the prospect of payment or performance of the indebtedness is impaired. (h) Lender in good faith deems itself insecure.

If any default, other than a default in payment, is curable and if Borrower has not been given a notice of a breach of the same provision of this Note within the preceding twelve (12) months, it may be cured (and no event of default will have occurred) if Borrower, after receiving written notice from Lender demanding cure of such default: (a) cures the default within fifteen (15) days; or (b) if the cure requires more than fifteen (15) days, immediately initiates steps which Lender deems in Lender's sole discretion to be sufficient to cure the default and thereafter continues and completes all reasonable and necessary steps sufficient to produce compliance as soon as reasonable practical.

LENDER'S RIGHTS. Upon default, Lender may declare the entire unpaid principal balance on this Note and all accrued unpaid interest immediately due, without notice, and then Borrower will pay that amount. Lender may hire or pay someone else to collect this Note if Borrower does not pay. Borrower also will pay Lender that amount. This includes, subject to any limits under applicable law, Lender's reasonable attorneys' fees and Lender's legal expenses whether or not there is a lawsuit, including reasonable attorneys' fees and legal expenses for bankruptcy proceedings (including efforts to modify or vacate any automatic stay or injunction), appeals, and any anticipated post-judgment collection services. If not prohibited by applicable law, Borrower also will pay any court costs, in addition to all other sums provided by law. This Note has been delivered to Lender and accepted by Lender in the State of Wyoming. If there is a lawsuit, Borrower agrees upon Lender's request to submit to the jurisdiction of the courts of Natrona County, the State of Wyoming. Subject to the provisions on arbitration, this Note shall be governed by and construed in accordance with the laws of the State of Wyoming.

RIGHT OF SETOFF. Borrower grants to Lender a contractual security interest in, and hereby assigns, conveys, delivers, pledges, and transfers to Lender all Borrower's right, title and interest in and to, Borrower's accounts with Lender (whether checking, savings, or some other account), including without limitation all accounts held jointly with someone else and all accounts Borrower may open in the future, excluding however all IRA and Keogh accounts, and all trust accounts for which the grant of a security interest would be prohibited by law. Borrower authorizes Lender, to the extent permitted by applicable law, to change or setoff all sums owing on this Note against any and all such accounts.

COLLATERAL. This Note is secured by 1) Construction Mortgage dated March 23, 1999 covering the real property owned by the Snow
King Resort, Inc.

2)  Commercial Security Agreement dated March 23, 1999 covering
Furniture, Fixtures, Equipment, Inventory, Chattel Paper, Accounts and General Intangibles.

3) Collateral Assignment of Liquor License dated March 23, 1999, covering Resort Liquor License #301 issued by the Town of Jackson.

4)  Assignment of Life Insurance Policy as Collateral dated March
23, 1999 covering the life of Manuel Lopez.

5)  Assignment of Interest-Forest Service Permit dated March 23,
1999.

6)  Assignment of Town Lease dated March 23, 1999.

7)  Assignment of Town Ice Skating Rink lease dated March 23, 1999.

8)  Assignment, Subordination and Attornment Agreement dated March
23, 1999.

9) Assignment of Condominium Unit Maintenance and Rental Agreement dated March 23, 1999.

10)  Assignment of Leases and Rents dated March 23, 1999.

LINE OF CREDIT. This Note evidences a revolving line of credit. Advances under this Note may be requested orally by Borrower or by an authorized person. Lender may, but need not, require that all oral requests be confirmed in writing. All communications, instructions, or directions by telephone or otherwise to Lender are to be directed to Lender's office shown above. The following party or parties are authorized as provided in this paragraph to request advances under the line of credit until Lender receives from Borrower at Lender's address shown above written notice of revocation of their authority: Manuel B. Lopez, President; Creed Law, Secretary; Stan Clark, Vice President; and Ron Doscher. Borrower agrees to be liable for all sums either: (a) advanced in accordance with the instructions of an authorized person or (b) credited to any of Borrower's accounts with Lender. The unpaid principal balance owing on this Note at any time may be evidenced by endorsements on this Note or by Lender's internal records, including daily computer print-outs. Lender will have no obligation to advance funds under this Note if: (a) Borrower or any guarantor is in default under the terms of this Note or any agreement that Borrower or any guarantor has with Lender, including any agreement made in connection with the signing of this Note; (b) Borrower or any guarantor ceases doing business or is insolvent;
(c) any guarantor seeks, claims or otherwise attempts to limit, modify or revoke such guarantor's guarantee of this Note or any other loan with Lender; (d) Borrower has applied funds provided pursuant to this Note for purposes other than those authorized by Lender; or (e) Lender in good faith deems itself insecure under this Note or any other agreement between Lender and Borrower.

ARBITRATION. Lender and Borrower agree that all disputes, claims and controversies between them, whether individual, joint, or class in nature, arising from this Note or otherwise, including without limitation contract and tort disputes, shall be arbitrated pursuant to the Rules of the American Arbitration Association, upon request of either party. No act to take or dispose of any collateral securing this Note shall constitute a waiver of this arbitration agreement or be prohibited by this arbitration agreement. This includes, without limitation, obtaining injunctive relief or a temporary restraining order; invoking a power of sale under any deed of trust or mortgage; obtaining a writ of attachment or imposition of a receiver; or exercising any rights relating to personal property, including taking or disposing of such property with or without judicial process pursuant to Article 9 of the Uniform Commercial Code. Any disputes, claims, or controversies concerning the lawfulness or reasonableness of any act, or exercise of any right, concerning any collateral securing this Note, including any claim to rescind, reform, or otherwise modify any agreement relating to the collateral securing this Note, shall also be arbitrated, provided however that no arbitrator shall have the right or the power to enjoin or restrain any act of any party. Judgment upon any award rendered by any arbitrator may be entered in any court having jurisdiction. Nothing in this Note shall preclude any party from seeking equitable relief from a court of competent jurisdiction. The statue of limitations, estoppel, waiver, laches, and similar doctrines which would otherwise be applicable in an action brought by a party shall be applicable in any arbitration proceeding, and the commencement of an arbitration proceeding shall be deemed the commencement of an action for these purposes. The Federal Arbitration Act shall apply to the construction, interpretation, and enforcement of this arbitration provision.

GENERAL PROVISIONS. Lender may delay or forgo enforcing any of its rights or remedies under this Note without losing them. Borrower and any other person who signs, guarantees or endorses this Note, to the extent allowed by law, waive presentment, demand for payment, protest and notice of dishonor. Upon any change in the terms of this Note, and unless otherwise expressly stated in writing, no party who signs this Note, whether as maker, guarantor, accommodation maker or endorser, shall be released from liability. All such parties agree that Lender may renew or extend (repeatedly and for any length of time) this loan, or release any party or guarantor or collateral; or impair, fail to realize upon or perfect Lender's security interest in the collateral; and take any other action deemed necessary by lender without the consent of or notice to anyone. All such parties also agree that Lender may modify this loan without the consent of or notice to anyone other than the party with whom the modification is made.

PRIOR TO SIGNING THIS NOTE, BORROWER READ AND UNDERSTOOD ALL THE
PROVISIONS OF THIS NOTE. BORROWER AGREES TO THE TERMS OF THE NOTE AND ACKNOWLEDGES RECEIPT OF A COMPLETED COPY OF THE NOTE.

BORROWER:

Snow King Resort, Inc.

By: /s/ Manuel B. Lopez                By: /s/ Creed Law
    Manuel B. Lopez, President             Creed Law, Secretary

LENDER:

First Interstate Bank

By: /s/ Officer's signature
    Authorized Officer

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   WESTERN STANDARD CORPORATION

Date:  March 30, 2000              By:/s/ Stanford E. Clark
                                      Stanford E. Clark, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  March 30, 2000              /s/ Stanford E. Clark
                                   Stanford E. Clark
                                   President, Treasurer (Principal
                                   Executive, Financial and
                                   Accounting Officer) Comptroller
                                   and Director