Form 10QSB
period 2000-06-30
WESTERN STANDARD CORP
filed 2000-08-11
CIK 106318

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10QSB

[X]               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   For Quarterly period ended June 30, 2000

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
9,965,015 common $.05 par at June 30, 2000.

PART 1, ITEM 1, 2 (1)(i)




                      CLIFFORD H. MOORE AND COMPANY, CPAs
                              205 South Broadway
                           Riverton, Wyoming  82501




                        INDEPENDENT ACCOUNTANT'S REPORT


      We have reviewed the accompanying interim financial statements required by the Securities and Exchange Commission (SEC) form 10QSB of Western Standard Corporation and consolidated subsidiaries as of June 30, 2000, and for the six month period then ended. These financial statements are the responsibility of the company's management.

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


                                   /s/ Clifford H. Moore and
                                       Company, CPAs
                                       Riverton, Wyoming
                                       August 8, 2000





                                  FORM 10QSB

                         WESTERN STANDARD CORPORATION

                          Consolidated Balance Sheet

                                   Unaudited

                                 June 30, 2000

Current Assets:
     Cash                                        $    543,343.00
     Accounts Receivable                              445,542.44
     Allowance for Doubtful Accounts            (       5,927.42)
     Notes receivable - officer                        10,000.00
     Inventory - at cost                               43,747.59
                                                 ---------------
       Total Current Assets                      $  1,036,705.61
                                                 ---------------
Property & Equipment, Net of
     Accumulated Depreciation,
     Amortization and Depletion                  $  9,431,352.29
                                                 ---------------
Other Assets:
*    Accounts Receivable - Snow King Resort
       Center, Inc. and JH Spring Water          $  1,435,167.93
     Allowance for collectibility               (   1,260,000.00)
     Prepaid expenses                                  99,400.07
     Prepaid loan fees and leases                      87,941.86
     Investment in SKRCI                                6,720.00
     Leasehold Interest                                32,500.84
     Patronage capital                                229,499.64
     Other                                              1,164.86
                                                 ---------------
         Total Other Assets                      $    632,395.20
                                                 ---------------
TOTAL ASSETS                                     $ 11,100,453.10
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



PART 1, ITEM 1, 2 (1)(i)
                                  FORM 10QSB

                         WESTERN STANDARD CORPORATION

                          Consolidated Balance Sheet

                                   Unaudited

                                 June 30, 2000
Liabilities:
     Accounts Payable                            $    366,695.70
     Accounts Payable - Other                         109,077.44
     Portion of Long Term Debt
       payable within one year                        499,637.41
     Advance Deposit                                  690,877.67
     Accrued Expenses                                 412,746.39
     First Interstate Bank line of credit             530,000.00
     SK Land, LLC payable                             180,000.00
     Refunds                                    (         304.94)
                                                 ---------------
         Subtotal                                $  2,788,729.67

     Long Term Debt                                 8,830,617.10
     Fee Payable - Officer                             90,000.00
                                                 ---------------
TOTAL LIABILITIES                                $ 11,709,346.77
                                                 ---------------
Minority Interest in Subsidiary
     2,150 shares of Class A stock
     in SKRI                                     $  1,826,435,57
                                                 ---------------
STOCKHOLDERS INVESTMENT:
     Common Stock, $0.05 par
       value, 10,000,000 shares
       authorized, 9,965,015
       issued and outstanding
       at June 30, 2000                          $    401,201.02
     Capital in Excess of Par
       Value                                        3,334,801.45
     Accumulated Deficit                        (   6,171,331.71)
                                                 ---------------
          Net Stockholders
            Investment                          ($  2,435,329.24)
                                                 ---------------
TOTAL LIABILITIES AND CAPITAL                    $ 11,100,453.10
                                                 ===============
PART 1, ITEM 1, 2 (1)(ii)
                                  FORM 10QSB

                         WESTERN STANDARD CORPORATION
                     Consolidated Statement of Operations

                                   Unaudited

                          Profit and Loss Information

                                   For the Six (6) Months Ended
                                  Jun. 30, 2000    Jun. 30, 1999

1.  Gross sales less discounts,
    returns and allowances       $ 4,089,764.06   $ 3,335,078.47
2.  Operating Revenues                      -0-           996.87
3.  Total of Captions 1 and 2      4,089,764.06     3,336,075.34
4.  Costs and Expenses
    (a)  Operating Expenses        4,343,989.44     3,971,838.70
    (b)  Interest Expense            380,418.77       342,841.13
    (c)  Depreciation                414,364.14       330,000.00
    Total Costs and Expenses       5,138,772.35     4,644,679.83
5.  Income (Loss) before taxes
    on income & extraordinary
    items                       (  1,049,008.29) (  1,308,604.49)
6.  Discontinued Operations                 -0-              -0-
7.  Provisions for taxes on
    income                                  -0-              -0-
8.  Income or (Loss)            (  1,049,008.29) (  1,308,604.49)
9.  Minority interest in
    profit (loss) of
    subsidiary                  (    245,198.99) (     90,669.93)
10. Income (Loss) before
    extraordinary items         (    803,809.30) (  1,217,934.56)
11. Extraordinary items,
    income tax, benefit of
    net operating loss
    carryover and minority
    share of tax                            -0-              -0-
12. Net Income (Loss)           (  1,049,008.29) (  1,308,604.49)
13. Earnings (Loss) per share:
    ($1,049,008.29) : 9,965,015
    issued and outstanding                 (.11)
    ($1,308,604.49) : 9,965,015
    issued and outstanding                                  (.13)
14. Dividends per share                     -0-              -0-

The results for interim periods are not necessarily indicative of results to be expected for the year.

The information furnished for Western Standard Corporation reflects adjustments which are, in the opinion of management, necessary to a fair statement of the results for this interim period.


PART 1, ITEM 1, 2 (1)(iii)
                                  FORM 10QSB

                         WESTERN STANDARD CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   Unaudited

                                   For the Six (6) Months Ended
                                  Jun. 30, 2000    Jun. 30, 1999
INCREASE (DECREASE) IN CASH:
  Cash flows from operating
  activities:
    Cash received from
      customers                  $ 3,948,075.97   $ 3,049,629.93
    Cash paid to suppliers
      and employees             (  4,132,550.70) (  3,409,255.94)
    Interest paid               (    380,418.77) (    342,841.13)
                                 --------------   --------------
      Net cash provided
        (used) by operations    ($   564,893.50) ($   702,467.14)
                                 --------------   --------------
  Cash flows from investing
  activities:
    Increase prepaid loan fees   $          -0-  ($   181,781.88)
    Reduction in loans to
      officer                            800.00           900.00
    Capital expenditures        (    447,241.05) (  1,245,042.91)
    (Increase) decrease in

      restricted cash                 17,548.15        11,917.03
    (Increase) reduction in
      Snow King Center loan           16,263.00  (     30,026.68)
    Investment                              -0-  (        100.00)
    Repayment Loveridge
      receivable                      33,360.95              -0-
                                 --------------   --------------
      Net cash provided
        (used) by investing
        activities              ($   379,268.95) ($ 1,444,134.44)
                                 --------------   --------------
  Cash flows from financing
  activities:
    New loans                    $ 1,256,533.67   $ 8,993,567.98
    Principal payments to
      banks                     (     45,340.82) (  6,458,315.87)
                                 --------------   --------------
      Net cash provided
        (used) by financing
        activities               $ 1,211,192.85   $ 2,535,252.11
                                 --------------   --------------
Net increase (decrease) in
  cash                           $   267,030.40   $   388,650.53
Cash at beginning of year            276,312.60       220,416.74
                                 --------------   --------------
Cash at end of quarter           $   543,343.00   $   609,067.27
                                 ==============   ==============
RECONCILIATION OF NET INCOME
TO NET CASH USED BY OPERATING
ACTIVITIES:

Net income (loss)               ($   803,809.30) ($ 1,004,265.24)
Adjustments:
  Depreciation and
    amortization                     414,364.14       345,895.00
  Decrease in advance
    deposits                         180,907.03       304,470.72
  Increase in accounts
    receivable                  (    144,400.55) (    313,160.78)
  Decrease in prepaid
    expenses                         106,030.80        98,015.03
  Decrease (increase) in
    inventories                       22,993.02         4,920.36
  (Decrease) increase in
    accounts payable and
    accrued expenses            (     95,779.65)      139,281.65
  Collection of trail
    receivable                                         26,715.37
  Allocation of Minority
    Interest in profit
    (loss) of subsidiary        (    245,198.99) (    304,339.25)
                                 --------------   --------------
Net cash provided by
  operations                    ($   564,893.50) ($   702,467.14)
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

           None

    (iii)  Significant Equity Investors

           Six investors own approximately 23.57% of Snow King
           Resort, Inc., a Western Standard Corporation sub-sidiary.

     (iv)  Significant Disposition and Purchase Business
           Combinations.

           None

      (v)  Material accounting changes

           None

PART I, Item 1, 2   (2)(iii)

                         Significant Equity Investors
                                   Unaudited
                                                    January 1 to
                                                   Jun. 30, 2000

Sales                                             $ 4,069,656.94

Gross Income                                      $ 4,069,656.94

Net Income (Loss) from continuing operations     ($ 1,040,301.15)
Less Minority Interest in profit or (loss) -
  23.57%                                         ($   245,198.99)

Net Income (Loss)                                ($   795,102.16)

The above figures are for Snow King Resort, Inc., a Western
Standard Corporation subsidiary.  The Registrant owns approximately
76.43 percent of the outstanding Snow King Resort, Inc. voting stock.

PART II

                                  FORM 10QSB

                         WESTERN STANDARD CORPORATION

                               Other Information

1.  Legal Proceedings.
    At June 30, 2000, there were no lawsuits filed against either
    Western Standard Corporation or Snow King Resort, Inc and none threatened.

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

303(b) 2  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

   (a)  ANALYSIS OF FINANCIAL CONDITION:

        Heavy startup and operating costs at the Snow King Resort Center have created a heavy drain on Snow King Resort's cash flow. Snow King Resort, at times, has not had sufficient cash flow to pay its creditors in a timely manner. Snow conditions in Jackson were fair for skiing during the winter of 1999-00. However, more rooms available in Jackson and fewer people vacationing, had an adverse effect on winter revenues. Summer bookings are impressive. Fewer airline arrivals brought fewer people to the Jackson area, thus fewer customers. The airlines will be running more flights into Jackson from major areas next winter.

        On April 15, 1996, Snow King Resort, Inc. refinanced its loan with ORIX USA at a fixed interest rate of 10 1/8% for five years. Part of the proceeds were used to pay other debt. The amount of the new loan was $6,150,000.
        On March 23, 1999, Snow King Resort, Inc. closed a refinancing loan in the amount of $9,370,000 with an additional line of credit in the amount of $640,000.
        At June 30, 2000, $530,000.00 had been drawn against the $640,000. A fixed interest rate of 7.98% applies to the $9,370,000 mortgage. There are no principal payments due until 6/15/00. The borrowing was to pay off the previous mortgage, short term debts and for refurbishing the Hotel. Refinancing costs, including penalties for prepaying mortgage balances were considerable and contribute immensely to the first quarter net loss. Principal and interest payments on loans are current.

        Western Standard Corporation, the parent company, will have sufficient funds to cover its expenses during 2000 from cash reserves, oil and gas royalties, interest, and accounts receivable.
   (c)  RESULTS OF OPERATIONS:

        Net loss for the first six months of 2000 amounted to $1,049,008, compared to a loss for the first six months of 1999 in the amount of $1,308,604.

        Profits and losses for the first six months of 2000 and 1999 came from:

        SOURCE                           2000          1999
                                     -----------    -----------
     Western Standard Corporation   ($     8,682)  ($    18,356)
     Snow King Resort, Inc.         (  1,040,301)  (  1,291,214)
     Western Recreation Corporation (         25)           966
                                     -----------    -----------
                                    ($ 1,049,008)  ($ 1,308,604)
                                     ===========    ===========

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

                                WESTERN STANDARD CORPORATION
                                ----------------------------

                                       (Registrant)

Dated:  August 10, 2000         /s/ Stanford E. Clark
                                ----------------------------
                                Stanford E. Clark, President
                                                   Treasurer