Form 10KSB
period 2000-12-31
WESTERN STANDARD CORP
filed 2001-03-29
CIK 106318

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10KSB

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
           For the fiscal year ended December 31, 2000
                               or
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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


                       Yes   X    No

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB or any amendment to this Form 10KSB. [X]

Issuer's revenues for the fiscal year ended December 31, 2000 were $10,017,284.

As of March 20, 2001, there were 9,965,015 shares of the registrant's common stock outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant was $90,875, based upon the average of the bid and asked prices of the common stock on December 31, 2000.

DOCUMENTS INCORPORATED BY REFERENCE:

The exhibit index begins on page 44.

                             PART I.

Item 1.  Description of Business.

Business Development

     Western Standard Corporation ("WSC") was incorporated under Wyoming law on February 24, 1955. WSC and its subsidiaries hold interests in and to mineral, oil and gas, and the Snow King Ski Area (the "Ski Area"), the Snow King Hotel (the "Hotel"), and the Snow King Complex (the "Complex") in Jackson, Wyoming. WSC's primary business activity is its operation of the Hotel, the Ski Area, and the Complex through its subsidiary, Snow King Resort, Inc. ("SKRI").

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

     (b) Mr. Clark is also President and a Director of Western
Standard Corporation.

     (c) Mr. Peck is also a Director of Western Standard
Corporation.  Effective March 2, 1999, he was appointed Corporate
Secretary.

     The principal executive offices of SKRI are located at 400
East Snow King Avenue, Jackson Hole, Wyoming, 83001, telephone number (307) 733-5200.

     The beginning capital structure of SKRI is as follows:

     Common Stock. The articles of incorporation of SKRI authorize two classes of common stock, Class A Common Stock and Class B Common Stock. The preferences, limitations and relative rights of both classes of common stock are equivalent in all respects, with the exception of voting rights with respect to the election of directors. The holders of Class A Common Stock are entitled to elect three directors of SKRI while the holders of Class B Common Stock are entitled to elect four directors. There are currently 12,000 shares of Class B Common Stock, outstanding, all of which are owned by WSC. Initially, there were 2,150 shares of Class A Common Stock outstanding, all of which is owned by the investors who purchased shares in the Offering, and were exchanged for convertible debentures. All of these debentures were converted to Class A Preferred Stock in 1994.

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

     In March, 1993, the SKRI preferred stockholders purchased
1,350 shares of Class A Common Stock at a price of $140 per share. In 1994, they purchased 1,550 shares of Class A stock at $140.00 per share.

     In 1994, all outstanding convertible debentures were converted into 14,800 shares of Class A preferred stock at $140.00 per share. At December 31, 1994 and December 31, 2000, 3,700 shares of Class A, 12,000 shares of Class B, and 14,800 shares of Class A preferred nonvoting stock, were issued and outstanding. The issuance of the Class A preferred nonvoting stock did not reduce Western Standard's voting power in Snow King Resort, Inc., although preferred Class A nonvoting stock has certain preferred claims on Snow King Resort, Inc.'s assets in case of dissolution.

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

     WSC believes there is a ready market for its share of oil and gas produced by operators of properties in which it has an interest. However, WSC has no control over worldwide factors affecting supply and demand for oil and gas which influence oil and gas prices. Eighty-Eight Oil Company purchased approximately all of WSC's share of oil production during 2000. KN Energy purchased the gas.

Patents, Licenses, Franchises and Concessions

     SKRI owns a Resort liquor license which is subject to renewal each year. It has been renewed through 2001.

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

Number of Persons Employed

     During 2000, WSC, including its subsidiaries, because of the seasonality of its business, had between 170 and 260 employees, including its officers.

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


               MINERAL AND OIL AND GAS PROPERTIES


     The following is a brief description of the mineral and oil and gas properties in which WSC held an interest as of December 31, 2000:

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


Non-Producing Oil and Gas Interests

Leases
on Which            Approxi-
Royalties are         mate      WSC's      County     Date Leases
Held                Acreage    Interest   and State      Expire

Treasure Unit          320       2.0%*   Sweetwater     Held by
Lease w-28853                              Wyoming     production
                                                        in Unit

Daly Lease,            400      12.5%**   Campbell      Held by
Kitty Field                                Wyoming     production
                                                        in Unit
*     Overriding royalty interest.
**    Working interest.

Producing Oil and Gas Properties

     WSC is not the operator of any of the oil and gas properties described below from which it received income during 2000. WSC does not know of any planned exploration in 2001 on any of the oil and gas properties operated by others in which it has interest. WSC does not plan active exploration of any of its oil and gas properties during 2001.

     To the best of WSC's knowledge, the underlying leases are in good standing. Reference is made to pages F-23 and F-24, Note 11 included with the Consolidated Financial Statements for detailed information concerning WSC's oil and gas operations for its four fiscal years ended December 31, 2000.
     As a result of WSC's difficult financial position stemming from its working capital deficit, operating losses and lack of liquidity, and the fact that WSC holds small non-operating interests in its oil and gas properties, it has not engaged an independent petroleum engineering firm to render a report on its oil and gas reserves. Further, WSC has no staff or expertise enabling it to internally estimate its oil and gas reserves. The financial statement carrying value of the properties is nominal and it has recovered its entire investment. WSC has not engaged in active oil and gas operations during the past three years and does not expect to do so during 2001. The Consolidated Financial Statements do, however, contain a considerable amount of information concerning WSC's oil and gas segment and the results of its operations during the past three years. The following further describes WSC's oil and gas properties:

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

Item 3.  Legal Proceedings.

     Previous law suits have been settled by our insurance carrier. Neither WSC nor SKRI is a party to any lawsuit or legal proceeding on December 31, 2000 or March 20, 2001, and none are contemplated or threatened against them.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2000.

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

                                                    Bid Prices
                                                Low          High
     2000
     First Quarter                              .01           .01
     Second Quarter                            .015          .015
     Third Quarter                             .015          .015
     Fourth Quarter                            .011           .02

     1999
     First Quarter                              .03           .03
     Second Quarter                             .03         .0313
     Third Quarter                              .03         .0313
     Fourth Quarter                            .015         .0313

     As of December 31, 2000, there were approximately 3,460 holders of record of WSC's common stock.

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

     It is believed that oil and gas revenues, rent, a small amount of interest and cash reserves, will make it possible for Western
Standard Corporation to meet its expenses in 2001.

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

     In March 1999, Snow King Resort, Inc. refinanced with First Interstate Bank of Casper, Wyoming in the amount of $9,370,000 at beginning interest rate of 7.98%. These funds were used to pay ORIX USA and Jackson State Bank in full, other debt and to renovate the Hotel. Certain documents relating to this transaction were attached as exhibits #94.4.17 and #94.4.18 to the 1999 Form 10-KSB.

     Revenues from the operations of Snow King Resort, Inc., a $630,000 line of credit from the First Interstate Bank of Casper, Wyoming who refinanced the Hotel, and limited additional borrowings are expected to be sufficient to allow Snow King Resort, Inc. to meet its principal, interest and other operating expenses during 2001.

Results of Operations

     2000 vs. 1999

     Overall - 2000 ended with a net loss of $237,353 compared to a net loss of $707,864 in 1999.

     Other revenue decreased from $29,307 in 1999 to $17,779 in 2000.

     Oil and Gas Segment

     Operating income of the Oil and Gas Segment increased from $23,055 in 1999 to $42,864 in 2000. Also refer to item 1. above.

     Snow King Resort Segment

     Net loss of the Snow King Resort decreased from a loss of $690,795 in 1999 to a loss of $223,621 in 2000.

     Revenues increased from $8,608,633 in 1999 to $9,956,641 in 2000.

     Operating expenses increased from $8,639,942 in 1999 to $9,513,629 in 2000.

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

Supplemental Schedules:
     Schedule of Property, Equipment and Intangible
       Assets (2000) - Schedule A                           F-8
     Schedule of Accumulated Depreciation, Depletion
       and Amortization (2000) - Schedule A-1               F-9
     Schedule of Property, Equipment and Intangible
       Assets (1999) - Schedule B                           F-10
     Schedule of Accumulated Depreciation, Depletion
       and Amortization (1999) - Schedule B-1               F-11
     Schedule of Property, Equipment and Intangible
       Assets (1998) - Schedule C                           F-12
     Schedule of Accumulated Depreciation, Depletion
       and Amortization (1998) - Schedule C-1               F-13

Notes to Consolidated Financial Statements          F-14 to F-27














































                  CLIFFORD H. MOORE AND COMPANY
                  Certified Public Accountants
                       205 South Broadway
                       Riverton, WY  82501



                  INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
and Stockholders of
Western Standard Corporation


     We have audited the accompanying consolidated balance sheets of Western Standard Corporation and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of shareholders' equity, operations, and cash flows, for the years ended December 31, 2000, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Western Standard Corporation and Subsidiaries as of December 31, 2000 and 1999, and the results of their operations and cash flows for the years ended December 31, 2000, 1999 and 1998, in conformity with generally accepted accounting principles.




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






                                   /s/ Clifford H. Moore & Co.
                                   March 2, 2001
                                   Riverton, Wyoming

































                               F-2
          WESTERN STANDARD CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                   DECEMBER 31, 2000 AND 1999
                             ASSETS
                                          2000          1999
CURRENT ASSETS:
  Cash                                $    380,056  $    276,313
  Accounts receivable (net of
    allowance for doubtful accounts
    of $12,612 in 2000; $8,640 in 1999)    247,608       291,938
  Inventories                               52,372        66,741
  Prepaid expenses                         203,198       205,431
      Total current assets            $    883,234  $    840,423
PROPERTY AND EQUIPMENT:
  At cost net of accumulated
    depreciation of $5,366,436 and
    $4,833,463 in 2000 and 1999,
    respectively (Schedules A and B)  $  9,487,802  $  9,374,111
OTHER ASSETS:
  Restricted cash                     $      5,803  $     17,548
  Account receivable - Snow King
    Resort Center, Inc. (Note 9 & 14)    1,512,692     1,446,151
  Allowance for doubtful receivable
    (Note 14)                        (   1,330,000)(   1,260,000)
  Leasehold interest, net of
    amortization (Note 10)                  79,585       100,777
  Other receivables - officer (Note 9)      10,000        10,800
  Other (Note 3)                            99,672        93,832
  Patronage capital, net of
    discount (Note 16)                     234,492       229,500
      Total other assets              $    612,244  $    638,608

TOTAL ASSETS                          $ 10,983,280  $ 10,853,142
         LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Accounts payable                    $    486,031  $    500,404
  Accrued expenses (Note 4)                447,225       483,590
  Advance deposits                         490,275       509,971
  Current maturity of debt (Note 5)        384,602       516,735
      Total current liabilities       $  1,808,133  $  2,010,700
LONG-TERM LIABILITIES:
  Long-term debt (Note 5)             $  8,882,385  $  8,312,327
  Fee payable - officer (Note 9)            90,000        90,000
      Total long-term liabilities     $  8,972,385  $  8,402,327
MINORITY INTEREST IN SUBSIDIARY       $  2,018,927  $  2,071,635
SHAREHOLDERS' EQUITY (DEFICIT):
  Common stock, $.05 par value,
    10,000,000 shares authorized,
    9,965,015 shares issued and
    outstanding at 12/31/00 and 1999  $    401,201  $    401,201
  Capital in excess of par value         3,334,801     3,334,801
  Accumulated deficit                (   5,552,167)(   5,367,522)
      Total shareholders' (deficit)  ($  1,816,165)($  1,631,520)

TOTAL LIABILITIES AND (DEFICIT)       $ 10,983,280  $ 10,853,142
         The accompanying notes to financial statements
            are an integral part of these statements.
                               F-3
          WESTERN STANDARD CORPORATION AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

      FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                          Total
                                 Capital   Capital    share-
            Shares stock in excess Accumulated holders' outstanding common of par value deficit equity

BALANCE,
12/31/97 9,965,015 $ 401,201 $ 3,334,801 ($ 5,072,184)($ 1,336,182)
1998 net
income         -0-       -0-         -0-      249,705      249,705
BALANCE,
12/31/98 9,965,015 $ 401,201 $ 3,334,801 ($ 4,822,479)($ 1,086,477)
1999 net
loss           -0-       -0-         -0- (    545,043)(    545,043)
BALANCE,
12/31/99 9,965,015 $ 401,201 $ 3,334,801 ($ 5,367,522)($ 1,631,520)
2000 net
loss           -0-       -0-         -0- (    184,645)(    184,645)

BALANCE,
12/31/00 9,965,015 $ 401,201 $ 3,334,801 ($ 5,552,167)($ 1,816,165)



























         The accompanying notes to financial statements are an integral part of these statements.

                               F-4
          WESTERN STANDARD CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
      FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                              2000          1999        1998
REVENUES:
  Snow King Resort        $  9,956,641  $ 8,608,633  $ 9,434,701
  Oil and gas interests
    (Note 11)                   42,864       23,055       18,383
  Rentals                          -0-          505          716
  Interest                      17,779       17,776       10,768
  Other                            -0-        1,026          -0-
  Gain on assets sold              -0-       10,000       54,005
      Total revenues      $ 10,017,284  $ 8,660,995  $ 9,518,573
EXPENSES:
  Snow King Resort
    operating             $  8,785,520  $ 7,664,968  $ 7,823,251
  Oil and gas interests         18,288       11,660       10,749
  Amortization                  28,332       69,063       22,761
  Depreciation                 555,818      566,509      650,129
  Provision for doubtful
    accounts                    77,637          -0-        6,000
  Other                            -0-       49,374          -0-
  Loan prepayment penalties        -0-      252,788          -0-
  Interest                     789,042      711,339      686,238
      Total expenses      $ 10,254,637  $ 9,325,701  $ 9,199,128
NET INCOME (LOSS) BEFORE
EXTRAORDINARY ITEMS      ($    237,353)($   664,706) $   319,445
Extraordinary Items:
  Patronage capital       $        -0-  $   216,842  $       -0-
  Provision for Snow King
    Resort Center
    receivable
    collectibility                 -0- (    260,000)         -0-
Net income (loss) before
  provision for income
  tax                    ($    237,353)($   707,864) $   319,445
Provision for income tax
  (Note 8)                         -0-          -0- (    107,834)
                         ($    237,353)($   707,864) $   211,611
Benefit of loss
  carryovers (Note 8)              -0-          -0-      107,834
NET INCOME (LOSS)        ($    237,353)($   707,864) $   319,445
Minority interest in
  (income) loss
  of subsidiary                 52,708      162,821 (     69,740)
NET INCOME (LOSS)        ($    184,645)($   545,043) $   249,705
INCOME (LOSS) PER COMMON
  SHARE (Computed on the
  weighted average number of
  shares outstanding for
  the year)              ($      .0185)($     .0547) $     .0251
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING        9,965,015    9,965,015    9,965,015

         The accompanying notes to financial statements
            are an integral part of these statements.
                               F-5
          WESTERN STANDARD CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                               2000         1999         1998
INCREASE (DECREASE) IN CASH:
Cash flows from operating
activities:
  Cash received from
    customers              $ 10,032,516  $ 8,631,202  $ 9,409,545
  Cash paid to suppliers
    and employees         (   8,871,030)(  7,590,727)(  8,207,105)
  Interest received              17,779       17,776       10,768
  Interest and prepayment
    penalties             (     789,042)(    964,127)(    686,238)
     Net cash provided by
       operations          $    390,223  $    94,124  $   526,970
Cash flows from investing
activities:
  (Payments to) decrease
    in restricted cash     $     11,745 ($     4,533) $     5,283
  Sales and retirement
    of assets                       -0-        4,529       66,505
  Investment in related
    corporation           (         100)(        100)         -0-
  Capital expenditures    (     669,509)(  2,050,297)(    421,634)
 (Investment) Snow King
   Center                 (      66,541)(    190,174)(    120,081)
 Prepayment of Town of
   Jackson lease                    -0- (     82,400)         -0-
     Net cash provided
     (used) by investing
     activities           ($    724,405)($ 2,322,975)($   469,927)
Cash flows from financing
activities:
  Borrowing from banks
    and leasing companies  $  1,235,553  $ 9,478,406  $ 1,491,707
  Principal payments to
    banks and leasing
    companies             (     797,628)(  7,143,658)(  1,710,496)
  Payment of loan fees              -0- (     50,000)         -0-
      Net cash provided
      (used) by financing
      activities           $    437,925  $ 2,284,748 ($   218,789)
Net increase (decrease)
  in cash                  $    103,743  $    55,897 ($   161,746)
Cash at beginning of year       276,313      220,416      382,162
Cash at end of year        $    380,056  $   276,313  $   220,416

     Cash consists of cash on hand and cash in unrestricted bank accounts and short term cash investments.

(These statements of cash flows are continued on the next page.)

         The accompanying notes to financial statements
            are an integral part of these statements.
                               F-6
          WESTERN STANDARD CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Continued)
      FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                               2000         1999         1998

RECONCILIATION OF NET INCOME
TO NET CASH PROVIDED BY
OPERATING ACTIVITIES:
Net income (loss)         ($    184,645)($   545,043) $   249,705
Adjustments to reconcile
  net income to net cash
  provided (used) by
  operating activities:
  Depreciation and
    amortization                584,150      635,572      672,890
  Increase (decrease) in
    advance deposits      (      19,696)     113,669 (     76,343)
  (Increase) decrease in
    accounts receivable          44,330 (     85,849)(     38,093)
  (Increase) decrease in
    prepaid expenses              2,233 (     24,303)      22,927
  Decrease (increase) in
    inventories                  14,369 (     19,683)         136
  (Decrease) increase in
    accounts payable and
    accrued expenses      (      50,738)     161,903 (    313,824)
  Gain on assets sold               -0-          -0- (     54,005)
  Change in other
    receivables           (      12,880)(      9,923)(      6,162)
  Provision for Snow King
   Resort Center
   receivable                    70,000      260,000          -0-
  Accrued interest -
    officer note                    800          100          -0-
  Increase in patronage
    capital               (       4,992)(    229,500)         -0-
  Allocation of minority
    interest in subsidiary
    income or loss        (      52,708)(    162,819)      69,739
      Net cash provided
        by operations      $    390,223  $    94,124  $   526,970









         The accompanying notes to financial statements are an integral part of these statements.

                               F-7
                                                       Schedule A

          WESTERN STANDARD CORPORATION AND SUBSIDIARIES

            PROPERTY, EQUIPMENT AND INTANGIBLE ASSETS

              FOR THE YEAR ENDED DECEMBER 31, 2000


                 Balance at                           Balance at
                 beginning    Additions                  end
Classification   of period     at cost   Retirements  of period

PROPERTY AND
EQUIPMENT:
  Land          $  2,028,855  $ 118,270    $    -0-  $  2,147,125
  Mineral claims
    and leases           500        -0-         -0-           500
  Producing oil
    and gas
    interests        265,719        -0-         -0-       265,719
  Machinery and
    equipment        117,678        -0-         -0-       117,678
  Hotel building
    & improvements 7,501,700    154,906         -0-     7,656,606
  Hotel furniture
    & fixtures     4,293,122    396,333      22,845     4,666,610

                $ 14,207,574  $ 669,509    $ 22,845  $ 14,854,238

Property and equipment                               $ 14,854,238
Accumulated depreciation (Schedule A-1)             (   5,366,436)

 Property and equipment net of accumulated
   depreciation                                      $  9,487,802

Amortizable Assets:

  Costs of acquiring ski shelter
    lease          $ 124,938   $    -0-    $    -0-  $    124,938
  Accumulated
    amortization                                    (      45,353)
      Net                                            $     79,585
  Prepaid loan
    fees            $ 50,000   $    -0-   $    -0-   $     50,000
  Accumulated
    amortization                                    (      13,110)

      Net                                            $     36,890





         The accompanying notes to financial statements are an integral part of these statements.

                               F-8
                                                      Schedule A-1

          WESTERN STANDARD CORPORATION AND SUBSIDIARIES

      ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION

          OF PROPERTY, EQUIPMENT AND INTANGIBLE ASSETS

              FOR THE YEAR ENDED DECEMBER 31, 2000


                           Depreciation
                                and
                           amortization
                Balance at  charged to              Balance at
                 beginning   costs and                  end
Description     of period    expenses   Retirements  of period

PROPERTY AND
EQUIPMENT:
  Producing oil
   and gas
   interests   $   246,181  $     -0-     $    -0-  $    246,181
  Machinery and
    equipment      106,742        -0-          -0-       106,742
  Hotel building
    and
    improvements 1,732,753    289,445          -0-     2,022,198
  Hotel furniture
    & fixtures   2,747,787    266,373       22,845     2,991,315

               $ 4,833,463  $ 555,818     $ 22,845   $ 5,366,436

AMORTIZATION:
  Leasehold
    interest      $ 24,161   $ 21,192        $ -0-      $ 45,353

  Loan fees        $ 5,970    $ 7,140        $ -0-      $ 13,110
















         The accompanying notes to financial statements are an integral part of these statements.

                               F-9
                                                       Schedule B
          WESTERN STANDARD CORPORATION AND SUBSIDIARIES

            PROPERTY, EQUIPMENT AND INTANGIBLE ASSETS

              FOR THE YEAR ENDED DECEMBER 31, 1999


                 Balance at                           Balance at
                  beginning   Additions                  end
Classification   of period     at cost   Retirements  of period

PROPERTY AND
EQUIPMENT:
  Land          $  1,553,761 $   475,094   $     -0- $  2,028,855
  Mineral claims
    and leases           500         -0-         -0-          500
  Producing oil
    and gas
    interests        265,719         -0-         -0-      265,719
  Machinery and
    equipment        117,678         -0-         -0-      117,678
  Hotel building
    and
    improvements   7,083,977     417,723         -0-    7,501,700
  Hotel furniture
    & fixtures     3,457,898   1,157,480     322,256    4,293,122

                $ 12,479,533 $ 2,050,297   $ 322,256 $ 14,207,574

Property and equipment                               $ 14,207,574
Accumulated depreciation (Schedule B-1)             (   4,833,463)

 Property and equipment net of accumulated
   depreciation                                      $  9,374,111

Amortizable Assets:

  Costs of
    acquiring
    ski shelter
    lease           $ 42,538    $ 82,400   $     -0- $    124,938
  Accumulated
    amortization                                    (      24,161)

       Net                                           $    100,777

  Prepaid loan
    fees            $ 91,360   $ 50,000    ($ 91,360)$     50,000
  Accumulated
    amortization                                    (       5,970)

       Net                                           $     44,030

         The accompanying notes to financial statements are an integral part of these statements.

                              F-10
                                                     Schedule B-1

          WESTERN STANDARD CORPORATION AND SUBSIDIARIES

      ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION

          OF PROPERTY, EQUIPMENT AND INTANGIBLE ASSETS

              FOR THE YEAR ENDED DECEMBER 31, 1999


                           Depreciation
                               and
                           amortization
                Balance at  charged to              Balance at
                 beginning  costs and                   end
Description     of period    expenses   Retirements  of period

PROPERTY AND
EQUIPMENT:
  Producing oil
    and gas
    interests  $   246,181   $     -0-    $     -0- $    246,181
  Machinery and
    equipment      106,742         -0-          -0-      106,742
  Hotel building
    and
    improvements 1,465,528     267,225          -0-    1,732,753
  Hotel furniture
    & fixtures   2,766,230     299,284      317,727    2,747,787

               $ 4,584,681   $ 566,509    $ 317,727 $  4,833,463

AMORTIZATION:
  Leasehold
    interest       $ 7,913    $ 16,248        $ -0-     $ 24,161

  Loan fees      $  44,515    $ 52,815     $ 91,360      $ 5,970
















         The accompanying notes to financial statements are an integral part of these statements.

                              F-11
                                                      Schedule C
          WESTERN STANDARD CORPORATION AND SUBSIDIARIES

            PROPERTY, EQUIPMENT AND INTANGIBLE ASSETS

              FOR THE YEAR ENDED DECEMBER 31, 1998


                 Balance at                           Balance at
                  beginning   Additions                  end
Classification  of period     at cost   Retirements  of period

PROPERTY AND
EQUIPMENT:
  Land         $  1,464,516   $ 101,745    $ 12,500 $  1,553,761
  Mineral claims
    and leases          500         -0-         -0-          500
  Producing oil
    and gas
    interests       265,719         -0-         -0-      265,719
  Machinery and
    equipment       117,678         -0-         -0-      117,678
  Hotel building
    and
    improvements  6,985,311      98,666         -0-    7,083,977
  Hotel furniture
    & fixtures    3,236,675     221,223         -0-    3,457,898

               $ 12,070,399   $ 421,634    $ 12,500 $ 12,479,533

Property and equipment                              $ 12,479,533
Accumulated depreciation (Schedule C-1)            (   4,584,681)

Property and equipment net of accumulated
  depreciation                                      $  7,894,852

Amortizable Assets:

  Costs of acquiring
    ski shelter
    lease          $ 42,538   $     -0-    $    -0- $     42,538
  Accumulated
    amortization                                   (       7,913)

       Net                                          $     34,625

  Prepaid loan
    fees         $  91,360    $     -0-    $    -0- $     91,360
  Accumulated
    amortization                                   (      44,515)

       Net                                          $     46,845


         The accompanying notes to financial statements are an integral part of these statements.

                              F-12
                                                    Schedule C-1

          WESTERN STANDARD CORPORATION AND SUBSIDIARIES

      ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION

          OF PROPERTY, EQUIPMENT AND INTANGIBLE ASSETS

              FOR THE YEAR ENDED DECEMBER 31, 1998


                           Depreciation
                                and
                           amortization
                Balance at  charged to              Balance at
                 beginning  costs and                   end
Description     of period    expenses   Retirements  of period

PROPERTY AND
EQUIPMENT:
  Producing oil
    and gas
    interests  $   246,181    $     -0-       $ -0- $   246,181
  Machinery and
    equipment      106,742          -0-         -0-     106,742
  Hotel building
    and
    improvements 1,223,657      241,871         -0-   1,465,528
  Hotel furniture
    & fixtures   2,357,972      408,258         -0-   2,766,230

               $ 3,934,552    $ 650,129       $ -0- $ 4,584,681

AMORTIZATION:
  Leasehold
    interest       $ 6,497      $ 1,416       $ -0-     $ 7,913

  Loan fees      $  23,170     $ 21,345       $ -0-    $ 44,515
















         The accompanying notes to financial statements are an integral part of these statements.

                              F-13
          WESTERN STANDARD CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   DECEMBER 31, 2000 AND 1999

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

     On March 13, 1992, the Snow King Resort was reacquired by a subsidiary of Western Standard Corporation.

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Fixed Assets:

     The company capitalizes those additions and betterments which increase the useful lives of its assets, and it expenses repair and maintenance items. Fixed assets are carried at cost of acquisition. The cost of self-constructed assets includes capitalized labor costs.

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

                   DECEMBER 31, 2000 AND 1999

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

     Western Standard Corporation and Snow King, Incorporated placed all their shares of Class B common stock of Snow King
Resort, Inc. into a voting trust, granting to Manuel B. Lopez the

                              F-15
          WESTERN STANDARD CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   DECEMBER 31, 2000 AND 1999

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  Continued:

Affiliates:  Continued:

sole right to vote such shares for the duration of the voting trust. The initial term of the voting trust is ten years, beginning in 1992, and may be extended for subsequent ten-year periods by the consent of Western Standard Corporation and Mr. Lopez.

Accrued Vacation:

     Accrued expenses include accrued vacation liability of $112,763 and $111,042 at December 31, 2000 and 1999, respectively, for the employees of Snow King Resort, Inc.

Advertising:

     The Company's policy is to expense advertising costs as incurred. Advertising expenses for 2000 and 1999 were $327,912 and $287,155, respectively.

Retirement Plan:

     Snow King Resort, Inc. adopted a 401(k) retirement plan for its employees in 1994. Employees are covered by the plan after 12 months of full time employment. Employees contribute part of their salary to the plan. The Resort may match some portion of the employee contributions. At December 31, 2000 and 1999, the Resort had a liability for matching contributions of $9,109 and $8,035.

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




                              F-16
          WESTERN STANDARD CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   DECEMBER 31, 2000 AND 1999

NOTE 3:  OTHER ASSETS:

     Other assets include:
                                                 2000      1999
     Investment in stock (Snow King Resort
       Center and other)                       $ 12,102  $ 12,002
     Prepaid loan fees, net of amortization      36,890    44,030
     Incorporation costs                          1,163     1,163
     Account receivable, Love Ridge
       Development                               49,517    36,637
                                               $ 99,672  $ 93,832

NOTE 4:  LIABILITIES:

     Accrued expenses consist of the following:

                                               2000       1999

     Accrued payroll                         $ 100,567  $  68,162
     Accrued vacation                          112,763    111,042
     Accrued interest                           52,837     31,382
     Payroll, sales and property taxes         111,438    123,388
     Profit sharing plan                         9,109      8,035
     Other                                      60,511    141,581
                                             $ 447,225  $ 483,590

NOTE 5:  LONG AND SHORT TERM DEBT:
                                             Portion
2000:                 Interest             due within   Long term
             Security   rate     Balance    one year     portion
Leases:
Xerox Corp.
  Leases      Copiers  Various $     5,604   $   3,088 $     2,516

Notes Payable:
First Interst.    Real
Bank, monthly   estate
payments of  furn/fixt
$107,847  leases/perm.  7.98%  $ 9,140,490   $ 260,621 $ 8,879,869

A1 Credit
Ins. note,
monthly
payments
$17,746,
due 7/9/01  Unsecured    8.5%      120,893     120,893         -0-
      Total notes payable      $ 9,261,383   $ 381,514 $ 8,879,869

TOTAL LONG AND SHORT TERM DEBT $ 9,266,987   $ 384,602 $ 8,882,385


                              F-17
          WESTERN STANDARD CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   DECEMBER 31, 2000 AND 1999

NOTE 5:  LONG AND SHORT TERM DEBT:  Continued:

                                             Portion
1999:                 Interest             due within   Long term
             Security   rate     Balance    one year     portion
Leases:
Xerox Corp.
  Leases      Copiers  Various $     6,522   $   3,057 $     3,465

Notes Payable:
First Interst.
Bank, monthly
payments
interest
only until
6/15/00,          Real
then payments   estate
of $107,847  furn/fixt
monthly   leases/perm.   7.98% $ 8,592,540   $ 283,678 $ 8,308,862

First Interst.
Bank, line of
credit,
maximum           Real  Prime+
$630,000        estate   .375%     230,000     230,000         -0-
      Total notes payable      $ 8,822,540   $ 513,678 $ 8,308,862

TOTAL LONG AND SHORT TERM DEBT $ 8,829,062   $ 516,735 $ 8,312,327

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

     The terms of the new loan allowed Snow King Resort, Inc. to draw on the loan up to March 15, 2000. The full amount of $9,370,000 was drawn by Snow King Resort, Inc. Interest only payments were due through June 15, 2000, then interest and principal payments of $107,847 per month were due. No monthly payments are due for the months of November, April and May of each year. The interest rate will be adjusted March 15, 2002 to the Wall Street Journal prime rate plus .375 percent.



                              F-18
          WESTERN STANDARD CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   DECEMBER 31, 2000 AND 1999

NOTE 5:  LONG AND SHORT TERM DEBT:  Continued:

     Principal payments due on these notes for the next five years are as follows:

     2001                           $   381,514
     2002                               268,366
     2003                               290,419
     2004                               315,378
     2005                               344,688
     Future years                     7,661,018

                                    $ 9,261,383

     The previous lender, ORIX, charged Snow King Resort, Inc. a prepayment premium of $62,347 and a swap breakage fee of $190,441 to pay off the loan before its maturity date in 1999.

     Manuel B. and Deborah Lopez are guarantors on the debt to the extent of one million dollars. Snow King Resort pays them guarantor's fees of $1,000 per month. The loan requires Snow King Resort, Inc. to maintain a certain level of cash flow.

     Short term borrowings information:
                                       2000        1999

     Balance at end of year          $ 120,893   $ 230,000
     Range of interest rates     8.125% - 8.6%  7% - 8.25%
     Maximum outstanding             $ 530,000   $ 758,529
     Average outstanding,
       computed by weighted
       average of end of
       month balances                $ 281,008   $ 465,945
     Weighted average interest
       rate computed
       by total interest due,
       divided by average
       note balance                       8.6%          7%

     Loans included in this computation were the Bank of Jackson
Hole line of credit, AICCO Insurance financing, First Interstate line of credit, and A1 Insurance financing.









                              F-19
          WESTERN STANDARD CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   DECEMBER 31, 2000 AND 1999

NOTE 6:  OPTIONS ON LOVE LAND:

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

NOTE 7:  STOCK OPTION AND STOCK BONUS PLAN:

     During 1972, the Board of Directors approved a Stock Bonus Plan of indefinite term whereby certain officers and key employees were granted shares of the Company's common stock for services rendered during the year, based on their salaries and in some cases their length of service with the Company.

     Under this Plan, shares have been granted in prior years. No stock bonuses were issued in 2000 or 1999. The Plan provides that, at the discretion of the Executive Committee of the Board of Directors, a cash bonus in the approximate amount of the income tax related to the stock bonus may be paid to such employees. No such cash bonuses have been paid as of December 31, 2000.

     Snow King Resort, Inc. has granted an option to purchase up to 3,000 shares of Class B common stock of Snow King Resort, Inc. to
Manuel and Deborah Lopez. The option price has been set at $140 per share. The option was not exercised in 2000 or 1999.

NOTE 8:  FEDERAL INCOME TAXES:

     Western Standard Corporation and its subsidiaries filed consolidated income tax returns in 1993 and prior years. Since Western Standard's ownership in Snow King Resort, Inc. dropped below 80% in 1994, separate income tax returns for Snow King Resort, Inc. were filed after that year. Western Standard's net operating loss carryover at December 31, 2000 is approximately $484,000, which will begin to expire in 2001 if not used.

     Snow King Resort, Inc. succeeded to the net operating loss of Snow King, Incorporated of approximately $999,000. The net operating loss carryovers from Snow King, Incorporated have limited deductibility of approximately $84,000 per year. These allowed carryovers and Snow King's losses have accumulated to $2,436,000 at

                              F-20
          WESTERN STANDARD CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   DECEMBER 31, 2000 AND 1999

NOTE 8:  FEDERAL INCOME TAXES:  Continued:

December 31, 2000. Snow King Resort, Inc. also acquired the investment credit and jobs credit carryovers of Snow King, Incorporated. Investment credit carryovers expired in 2000. Tip credit carryovers of $15,187 have also been earned, which will begin to expire in 2009 if not used.

     Western Standard has provided for income taxes on its income statement at statutory rates. Its net operating loss carryovers eliminate any tax liability.

     A deferred income tax asset has been established to reflect the tax consequences for future years of temporary timing differences of revenue and expense items for financial statement and income tax reporting purposes.

     The deferred income tax asset account consists of the income tax effect at 34% of the following items:
                                           For the years ended
                                               December 31,
                                            2000        1999
       Net operating loss carryovers        $ 993,032   $ 757,029
     Depreciation difference             (  149,239) (   80,380)
     Credit carryovers                       15,542      14,444
     Other                               (      338) (    1,013)
                                          $ 858,997   $ 690,080
     Less valuation allowance            (  858,997) (  690,080)
           Deferred tax asset             $     -0-   $     -0-

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

     The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate of 34% to income (loss) items before income taxes. The items causing this difference are as follows:
                                           2000        1999
     Tax at statutory rate              ($  80,700) ($ 240,674)
     Depreciation difference            (   71,132) (   44,262)
     Provision for Center collectibility    23,800      88,400
     Patronage capital discount              1,697      65,500
     Nondeductible expense                   3,461       3,703
     Loss on discarded assets                1,107  (   18,345)
     Other net                                 254  (    2,117)
                                        ($ 121,513) ($ 147,795)
     Valuation allowance                   121,513     147,795
     Provision for income tax            $     -0-   $     -0-

                              F-21
          WESTERN STANDARD CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   DECEMBER 31, 2000 AND 1999

NOTE 8:  FEDERAL INCOME TAXES:  Continued:

     Western Standard's income tax returns through 1976 were examined by the Internal Revenue Service in 1978, and were accepted as filed.

     The federal tax loss for Western Standard and Western Recreation is approximately $13,700 for 2000. The tax loss for Snow King Resort, Inc. for 2000 is approximately $374,000. The federal tax return loss for 1999 was $17,072 for Western Standard and Western Recreation; and a $410,328 net loss for Snow King Resort, Inc. The federal tax return loss differs from net financial loss because of depreciation differences and differences in deductions.

NOTE 9:  RELATED PARTY TRANSACTIONS:

     The Resort is managed by a corporation, Snow King Resort Management, Inc., which is controlled by two officers and directors of Western Standard. The Resort pays a management fee of 2% of sales to Snow King Resort Management, Inc. At December 31, 2000, Snow King Resort, Inc. owed the management company $27,497 in management fees. Snow King Resort, Inc. incurred management fees totalling $199,703 in 2000.

     An officer of Western Standard Corporation owes a note payable to Western Standard which carries an interest rate of 8%. This note has a balance of $10,000 at December 31, 2000.

     Western Standard agreed to pay a fee of $100,000 to the officer for structuring the Snow King Resort, Inc. asset purchase. $10,000 of this fee was paid in 1992, and the remaining $90,000 is shown as a noncurrent liability on the financial statements.

     The shareholders of Snow King Resort, Inc. formed a related corporation, Snow King Resort Center, Inc., to operate and lease the Town of Jackson's skating rink facility. The facility can be used to house conventions, exhibitions, and large banquets. The facility is operated in conjunction with the Resort. Western Standard owns 49% of Snow King Resort Center, Inc. Since Western Standard does not own a controlling interest in Snow King Resort Center, Inc., that corporation's transactions are not included in these consolidated statements. During 1999, Snow King Resort, Inc. advanced $190,174 to Snow King Resort Center, Inc. During 2000, Snow King Resort, Inc. advanced $66,540 to Snow King Resort Center, Inc. The total amount receivable from Snow King Resort Center, Inc. at December 31, 2000 is $1,512,692. An allowance for collectibility of $1,330,000 has been established to reduce the advances to a net realizable value equal to Snow King Resort Center's book value of assets. The allowance was increased by $70,000 in 2000.
                              F-22
          WESTERN STANDARD CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   DECEMBER 31, 2000 AND 1999

NOTE 10:  LEASEHOLD INTEREST:

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

     The lease calls for monthly payments of $2,800 to the Town of Jackson, and supplemental rent based on gross revenues generated by the facility. Leasehold costs are being amortized over the 30 year original term of the lease at the rate of $1,418 per year. During 1999, the Resort prepaid $82,400 of its lease liability, reducing its monthly payments to $900 per month. This $82,400 was recorded as prepaid lease. This amount is being amortized over the remaining life of this part of the lease.

     Minimum lease payments will be $10,800 per year or a total of $54,000 over the next five years.

NOTE 11:  OIL AND GAS DISCLOSURES:

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

                   DECEMBER 31, 2000 AND 1999

NOTE 11:  OIL AND GAS DISCLOSURES:  Continued:

following amounts of oil and gas in the following years:

                                           88 Oil    KN Energy

          1997                            $ 13,149    $ 13,953
          1998                            $  7,779    $  9,350
          1999                            $  8,739    $ 14,664
          2000                            $  9,759    $ 30,716

NOTE 12:  LEASES:

     Snow King Resort, Inc. leases some equipment. All of these agreements were classified as capital leases. The leases have terms of 36 to 60 months. The following costs of equipment are included in property and equipment in accordance with these leases in 2000 and 1999:
                                           2000         1999

     Total lease-purchased assets        $ 267,718    $ 345,967
     Accumulated depreciation           (  194,991)  (  259,706)
           Net assets                    $  72,727    $  86,261

     Most of the leases were paid off in 1998.

     Presented below is a schedule by years of future minimum lease payments under the remaining capital leases with the principal amount net minimum lease payments as of December 31, 2000.

     Year ended December 31, 2001          $ 3,088
                             2002            2,264
                             2003              252

     Principal amount of minimum
       lease payments                      $ 5,604
     Current portion of principal
       amount                              $ 3,088
     Long term portion of principal
       amount                              $ 2,516

NOTE 13:  CONTINGENT LIABILITIES AND COMMITMENTS:

     At December 31, 2000, Snow King Resort, Inc. failed to comply with one of the First Interstate Bank note covenants concerning required cash flow. The bank has agreed to waive enforcement of the covenant at December 31, 2000. As a condition of the waiver, Snow King Resort, Inc. must achieve certain levels of net income for the periods ended June 30, 2001, September 30, 2001, and December 31, 2001. Failure to achieve these levels of net income will result in additional fees due to the bank.
                              F-24
          WESTERN STANDARD CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   DECEMBER 31, 2000 AND 1999

NOTE 14:  LIQUIDITY:

     At December 31, 2000 and 1999, Snow King Resort, Inc. had negative working capital which caused difficulties in paying its current operating obligations. The cash flow shortfalls arose in part because of seasonal fluctuations in sales. Other factors contributing to the cash flow problems were cash advances to Snow King Resort Center, Inc., debt service costs, unprofitable operations, and purchases of fixed assets. These expenditures used cash that was therefore unavailable for payment of trade creditors. The refinancing of Snow King's mortgage and line of credit have made it possible to pay creditor bills on a more timely basis in 2000 and 1999.

     Collection of the $1,512,692 advanced to the Snow King Resort Center, Inc. over the last several years is dependent on future profitable operation of that facility or future sale. It is doubtful that the amount receivable will be collectible in the next year. A merger of Snow King Resort Center, Inc. into Snow King Resort, Inc. is planned. An allowance of $1,330,000 has been established to reduce this account receivable to its estimated realized value.

NOTE 15:  INDUSTRY SEGMENT INFORMATION:

     Western Standard Corporation's major operations are in oil and gas working interests and, through Snow King Resort, Inc. its 76% owned subsidiary, the resort industry. Selected information concerning those industry segments is presented below:

                           2000           1999           1998
REVENUE - oil and gas
  interests            $     42,864   $     23,055   $     18,383
PRODUCTION COSTS      (      18,288) (      11,660) (      10,749)
OPERATING INCOME -
  oil and gas          $     24,576   $     11,395   $      7,634
IDENTIFIABLE ASSETS
  (at net book value)  $     28,716   $     28,716   $     28,716

CAPITAL EXPENDITURES   $        -0-   $        -0-   $        -0-
REVENUE - Snow King
  Hotel Segment        $  9,964,724   $  8,591,377   $  9,434,701

OPERATING INCOME       $  1,149,571   $    919,973   $  1,662,845

DEPRECIATION           $    555,818   $    566,509   $    650,129
IDENTIFIABLE ASSETS
  (at net book value)  $ 10,784,284   $ 10,640,038   $  8,736,273

CAPITAL EXPENDITURES   $    669,509   $  2,050,297   $    421,635

                              F-25
          WESTERN STANDARD CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   DECEMBER 31, 2000 AND 1999

NOTE 15:  INDUSTRY SEGMENT INFORMATION:  Continued:

     A reconciliation from the segment information to the consolidated balances for net loss and assets is set forth below.

                           2000           1999           1998
Segment income
from operations:
  Oil and gas          $     24,576   $     11,395   $      7,634
  Snow King Hotel         1,149,571        919,973      1,662,845
  Other income                9,696        253,523         66,441
Expenses:
  Depreciation        (     555,818) (     566,509) (     650,129)
  Amortization        (      28,332) (      36,974) (      22,761)
  Interest            (     789,042) (     964,127) (     686,238)
  Other expenses      (      48,004) (     325,145) (      58,347)
Consolidated net
  income (loss)       ($    237,353) ($    707,864)  $    319,445
Segment assets:
  Oil and gas          $     28,716   $     28,716   $     28,716
  Snow King Hotel        10,784,284     10,640,038      8,736,273
  Cash                      146,281        160,097        161,288
  Property & equipment        2,258          2,258          2,258
  Other assets               21,741         22,033         22,149
Consolidated total
  assets               $ 10,983,280   $ 10,853,142   $  8,950,684

NOTE 16:  PATRONAGE CAPITAL-LOWER VALLEY POWER AND LIGHT:

     During 1999, Snow King Resort, Inc. recorded as an asset patronage capital allocated to it by Lower Valley Power and Light. Lower Valley Power and Light is a customer owned power cooperative. Each year, Lower Valley Power allocates to its customers a share of its net margins. This patronage capital is refundable to the customers of Lower Valley, at the discretion of its Board of Directors, after a fifteen year period. Snow King Resort, Inc.'s share of Lower Valley Power's patronage capital for the period 1984 through 1998 totalled $439,211. $17,065 of this total was received in cash by Snow King Resort, Inc. in 1999. The allocation of patronage capital to Snow King Resort, Inc. for 1999 was $27,762. The allocation of patronage capital to Snow King Resort, Inc. for 2000 was $41,345. $17,284 of 1999 and prior years' patronage capital was received in cash in 2000.

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

                              F-26
          WESTERN STANDARD CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   DECEMBER 31, 2000 AND 1999

NOTE 17:  SUBSEQUENT EVENTS:

     Snow King Resort, Inc. loaned $240,000 to Loveridge
Development after December 31, 2000, which was repaid in February, 2001.














































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

Item 9.  Directors, Executive Officers, Promoters and Control
Persons; Compliance with Section 16(a) of the Exchange Act.

     Information concerning each director and executive officer of WSC, including business experience for at least the past five years, is as follows:

     Stanford E. Clark, age 83, currently President, Treasurer, Comptroller and a director, has been President, Vice President, Treasurer, Comptroller and a Director of WSC from 1957 through 1969 and from 1974 to present. He has also been Vice President and a Director of Snow King Resort Management, Inc. since 1986 and Treasurer and a Director of Snow King Resort, Inc. since February, 1992.

     Manuel B. Lopez, age 57, currently Vice President and a director, has been a Vice President and Director of WSC since 1979. He is also an owner of management companies, manager of Snow King Complex, President and a Director of Snow King Resort Management, Inc. since 1986, and President and a Director of Snow King Resort, Inc. since February, 1992.

     Richard G. Roylance, Mr Roylance died on February 11, 1999.

     James M. Peck, age 36, currently a director and Corporate Secretary, has been a director of WSC since January 1, 1988. Prior to such time, he was primarily a student and had no other business experience. Mr. Peck also owns and operates a miniature golf course in Jackson, Wyoming. He recently acquired a company that provides float trips on the Snake River near Jackson. He has been a Director and employee of SKRI since February, 1992. On March 2, 1999, the Board of Directors unanimously voted Mr. Peck to be the Corporate Secretary to replace Mr. Roylance.

     No family relationships exist between or among any of the directors and executive officers. No director serves as a director of any other company with a class of equity securities registered under the Securities Exchange Act of 1934 or a company registered as an investment company under the Investment Company Act of 1940.

     No director, officer, or beneficial owner of more than ten percent of the outstanding shares of WSC common stock failed to file on a timely basis, as disclosed in Forms 3, 4, and 5, and any amendments thereto, reports required by Section 16(a) of the Securities and Exchange Act of 1934 during the fiscal year ended December 31, 2000, or prior fiscal years, which are required to be disclosed herein.

Item 10.  Executive Compensation.

     The following table sets forth cash compensation paid by WSC, its subsidiaries and associated companies to its executive officers; one of which received in excess of $100,000 during the year ended December 31, 2000:

                   Summary Compensation Table

                                          Other          All
Name and             Fiscal  Annual      Annual         Other
Principal Position    Year   Salary   Compensation  Compensation
Stanford E. Clark     2000   $28,800         $ 600   $46,466 (1)
Chief Executive
  Officer             1999   $28,800         $ 600   $39,690 (1)

Manuel B. Lopez       2000   $36,000    $8,629 (2)  $275,396 (3)
Vice President of
  WSC and Chief
  Executive Officer
  of SKRI             1999   $36,000    $8,335 (2)  $262,389 (4)
_______________

(1) Amounts paid to Mr. Clark by SKRMI from fees paid to SKRMI by SKRI.

(2)  Incidental fringe benefits.

(3) Includes (i) $116,174 paid to Mr. Lopez by SKRMI from fees paid to SKRMI by SKRI; (ii) $12,000 paid to Mr. Lopez by SKRI for guaranteeing the First Interstate Bank loans; and (iii) $146,622 in fees and commissions paid to Mr. Lopez by SKRMI, and $600 in Director's fees paid by WSC.

(4) Includes (i) $99,288 paid to Mr. Lopez by SKRMI from fees paid to SKRMI by SKRI; (ii) $12,000 paid to Mr. Lopez by SKRI for guaranteeing the ORIX loan and the First Interstate Bank loans; and (iii) $150,501 in fees and commissions paid to Mr. Lopez by SKRMI, and $600 in Director's fees paid by WSC.

     The Company pays directors $50 per meeting attended or $600 per year, whichever is greater. Directors are also reimbursed for reasonable out-of-pocket expenses incurred in connection with their duties.

Item 11.  Security Ownership of Certain Beneficial Owners and
Management.

     As of March 20, 2001, the only persons known by WSC to own beneficially more than 5% of the issued and outstanding common stock of WSC were:
                         Amount and Nature             Percent
Name and Address         of Beneficial Ownership       of
of Beneficial Owner      Direct (1)     Indirect       Class

Stanford E. Clark        1,817,118     29,900(2)       18.54%
2205 West Main
Riverton, Wyoming 82501


Manuel B. Lopez          2,235,104         --          22.43%
P.O. Box 928
Jackson, Wyoming 83001

James D. Soumas, TTEE
MEP Trust UA
DTD 1/28/98              2,672,182         --          26.81%
_______________

(1) Represents shares over which the named individuals have sole voting and investment powers.

(2) These shares are owned by the Merrial K. Clark Living Trust of which Mr. Clark is the Trustee. He may be deemed to have shared voting and/or investment power over the shares.

     The following sets forth information as of March 20, 2001, concerning each director's and executive officer's ownership of common stock (WSC's only class of voting securities), on an individual basis and ownership by all directors and executive officers of WSC as a group:


                         Amount and Nature of          Percent
                         Beneficial Ownership          of
Name                     Direct       Indirect         Class

Stanford E. Clark        1,817,118   29,900(1)         18.54%
Manuel B. Lopez          2,235,104       --            22.43%
James M. Peck               20,000       --              .2%
Directors and Executive
Officers as a Group
(3 persons)              4,072,222                     40.86%
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

     On March 14, 1997, Mr. Lopez paid interest in the amount of $732.14 through December 31, 1996. A new note was issued in the amount of $10,000, to mature October 31, 1997, with interest increased to 9%. Interest was paid to 12/31/97 and a new note in the amount of $10,000 was signed by Mr. Lopez, effective 1/1/98, bearing 9% interest and matured December 31, 1998. A new note in the amount of $10,000 to mature December 31, 1999 at 8%, replaced the note that matured December 31, 1998. A new note in the amount of $10,000 at 8% to mature December 31, 2000 replaces the note that matured December 31, 1999. Interest for 1999 at 8% was paid in January, 2000. A new note in the amount of $10,000 at 8% interest, to mature 12/31/01, replaces the note that matured 12/31/00. Interest was paid through the year 2000.

     In November, 1995, Mr. Lopez loaned $30,000 to SKRI. This note bears interest at the rate of 9% per annum and matures March
31, 1996.  This note was paid in full on February 20, 1996.

     On December 28, 1995, SKRI borrowed $15,000 from WSC. This unsecured note bears interest at the rate of 9% per annum and matures March 31, 1996. On February 12, 1997, the interest was paid and the maturity date extended to October 31, 1997 by a new 9% note. Interest was paid to 12/31/97 and a new note in the amount of $15,000 effective 1/1/98 was signed by Mr. Lopez for Snow King Resort, bearing 9% interest and matures December 31, 1998.
Interest in the amount of $1,350 was paid in March 1999 for the year 1998. A new note was signed effective January 1, 1999 at 8% for $15,000. This note and interest were paid in January, 1999.

     In connection with the Restructuring of Snow King Resort, Inc., Manuel Lopez (along with his wife, Deborah), and Margaret Peck each purchased 10% of the securities sold in a stock offering. Also in connection with the Restructuring, Manuel Lopez and his wife personally guaranteed $1,000,000 of the Loan and, pursuant to the terms of a voting trust, Mr. Lopez has the sole right to vote the shares of SKRI owned by WSC for a period of at least ten years. As compensation for personally guaranteeing the Loan, Mr. Lopez and his wife receive $1,000 per month for so long as the guarantee is in effect. In addition, in April, 1992, SKRI granted to Mr. Lopez and his wife an option to purchase 3,000 shares of Class B Common Stock for a period of ten years at a price of $140 per share.

     In March, 1992, SKI paid SKRMI $75,000 as a cash bonus to be paid to Mr. Lopez. This Bonus was granted to Mr. Lopez by SKRMI in 1990 and was ratified by SKI in 1991, and was originally to be paid on July 5, 1990. It was paid in full March 26, 1992.

     On April 5, 1991, SKP entered into a lease agreement with Wind River Ventures, Inc. ("Wind River"), a corporation owned and controlled by James M. Peck, a director of WSC, providing for the lease of property later owned by SKRI, to Wind River, for the purpose of conducting a miniature golf course business (the "Business") on such property. The initial term of the lease was from April 1, 1991 through March 31, 1997. The terms of the lease have been changed; the maturity date is March 31, 2008.

     On March 10, 1992, WSC granted Mr. Lopez a bonus of $100,000 in recognition of his efforts in successfully completing the Restructuring. The bonus is payable in two increments, $10,000, which was paid in 1992 and $90,000 in the future, if and when WSC is in a position to pay him such amount in a lump sum. The unpaid portions of the bonus will not accrue interest.

     Mr. Lopez and his wife, Deborah, are cosigners on the $630,000 at 8.125% interest line of credit of SKRI at First Interstate Bank of Casper, Wyoming. As such, they are personally liable for the outstanding amount of such line of credit. As of December 31, 2000, the outstanding principal amount of such line of credit was $-0-. For this guarantee and the guarantee of $1,000,000 of the hotel mortgage, Mr. and Mrs. Lopez are paid $1,000 per month. During the past several years, Messrs. Clark and Lopez have each been personally liable for certain of SKI's borrowings.

     In March 1993, additional shares of Class A Common Stock in SKRI were offered for sale to the investors in SKRI at $140.00 per share. Mr. Lopez and Margaret Peck each purchased 135 shares. A total of 1,350 shares were sold at $140.00 per share for a total of $189,000.00, in this offering. (Also refer to "Additional Sales of Stock" on page 4.

     In 1992, the shareholders of SKRI formed a new corporation, Snow King Resort Center, Inc. ("SKRC"), to lease and operate the new skating rink being built by the town of Jackson on land donated by SKRI. WSC owns 49.0% of the outstanding common equity of SKRC. Also, see auditor's Note number 9.

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

(F)  Filed with form 10KSB for 1997 as Exhibit 92.22.1

_______________

     (b) No reports on Form 8-K have been filed by the registrant during the fourth quarter of the year ended December 31, 2000.

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

94.4.11                                 Lease Agreement - Ski
                                        Shelter, Ski Lift and
                                        Mountain Tract

94.4.12                                 Lease Agreement - Ice Rink
                                        Tract

94.4.14 Ski Area Term Special Use Permit to expire 12/31/2039 between the U.S. Forest
                                        Service and Snow King
                                        Resort, Inc.

94.4.15 Use of Indemnity Agreement between the Town of Jackson and Snow King Resort, Inc., effective as of 12/30/98

94.4.16                                 Addendum modification of
                                        lease agreement between the
                                        Town of Jackson and Snow
                                        King Resort, Inc., dated
                                        11/16/98

94.4.17                                 Promissory note, Snow King
                                        Resort, Inc. to First
                                        Interstate Bank of Casper,
                                        Wyoming, dated 3/23/99 in
                                        the amount of $9,370,000

94.4.18                                 Promissory note, Snow King
                                        Resort, Inc. to First
                                        Interstate Bank of Casper,
                                        Wyoming, dated 3/23/99 in
                                        the amount of $630,000

     Exhibits 94.4.14 through 94.4.18 were submitted with Form 10-KSB for the year 1999. They are incorporated herein by reference.

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   WESTERN STANDARD CORPORATION

Date:  March 28, 2001              By:/s/ Stanford E. Clark
                                      Stanford E. Clark, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  March 28, 2001              /s/ Stanford E. Clark
                                   Stanford E. Clark
                                   President, Treasurer (Principal
                                   Executive, Financial and
                                   Accounting Officer) Comptroller
                                   and Director