Form 10-Q
period 2001-06-30
WESTERN STANDARD CORP
filed 2001-08-14
CIK 106318

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10QSB

[X]               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   For Quarterly period ended June 30, 2001

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
9,965,015 common $.05 par at June 30, 2001.










PART 1, ITEM 1, 2 (1)(i)




                      CLIFFORD H. MOORE AND COMPANY, CPAs
                              205 South Broadway
                           Riverton, Wyoming  82501




                        INDEPENDENT ACCOUNTANT'S REPORT


      We have reviewed the accompanying interim financial statements required by the Securities and Exchange Commission (SEC) form 10QSB of Western Standard Corporation and consolidated subsidiaries as of June 30, 2001, and for the six month period then ended. These financial statements are the responsibility of the company's management.

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


                                   /s/ Clifford H. Moore and
                                       Company, CPAs
                                       Riverton, Wyoming
                                       August 10, 2001

















                                  FORM 10QSB

                         WESTERN STANDARD CORPORATION

                          Consolidated Balance Sheet

                                   Unaudited

                                 June 30, 2001

Current Assets:
     Cash                                        $    379,433.58
     Accounts Receivable                              575,205.65
     Allowance for Doubtful Accounts            (      14,611.89)
     Notes receivable - officer                        10,000.00
     Inventory - at cost                               52,141.46
                                                 ---------------
       Total Current Assets                      $  1,002,168.80
                                                 ---------------
Property & Equipment, Net of
     Accumulated Depreciation,
     Amortization and Depletion                  $  9,366,646.80
                                                 ---------------
Other Assets:
*    Accounts Receivable - Snow King Resort
       Center, Inc. and JH Spring Water          $  1,513,007.35
     Allowance for collectibility               (   1,330,000.00)
     Prepaid expenses                                  97,973.33
     Prepaid loan fees and leases                      71,224.00
     Investment in SKRCI                                6,720.00
     Leasehold Interest                                31,084.84
     Patronage capital                                234,492.21
     Other                                              1,164.86
                                                 ---------------
         Total Other Assets                      $    625,666.59
                                                 ---------------
TOTAL ASSETS                                     $ 10,994,482.19
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













PART 1, ITEM 1, 2 (1)(i)
                                  FORM 10QSB

                         WESTERN STANDARD CORPORATION

                          Consolidated Balance Sheet

                                   Unaudited

                                 June 30, 2001

Liabilities:
     Accounts Payable                            $    468,353.23
     Portion of Long Term Debt
       payable within one year                        319,746.32
     Advance Deposit                                  627,082.81
     Accrued Expenses                                 590,249.23
     First Interstate Bank line of credit             630,000.00
     A-1 Credit                                        17,123.49
     Xerox notes                                        3,947.85
     SK Land LLC payable                              163,447.00
                                                 ---------------
         Subtotal                                $  2,819,949.93

     Long Term Debt                                 8,698,763.94
     Fee Payable - Officer                             90,000.00
                                                 ---------------
TOTAL LIABILITIES                                $ 11,608,713.87
                                                 ---------------
Minority Interest in Subsidiary
     2,150 shares of Class A stock
     in SKRI                                     $  1,827,770.46
                                                 ---------------
STOCKHOLDERS INVESTMENT:
     Common Stock, $0.05 par
       value, 10,000,000 shares
       authorized, 9,965,015
       issued and outstanding
       at June 30, 2001                          $    401,201.02
     Capital in Excess of Par
       Value                                        3,334,801.45
     Accumulated Deficit                        (   6,178,004.61)
                                                 ---------------
          Net Stockholders
            Investment                          ($  2,442,002.14)
                                                 ---------------
TOTAL LIABILITIES AND CAPITAL                    $ 10,994,482.19
                                                 ===============












PART 1, ITEM 1, 2 (1)(ii)
                                  FORM 10QSB

                         WESTERN STANDARD CORPORATION
                     Consolidated Statement of Operations

                                   Unaudited

                          Profit and Loss Information

                                   For the Six (6) Months Ended
                                  Jun. 30. 2001    Jun. 30, 2000

1.  Gross sales less discounts,
    returns and allowances       $ 4,201,951.30   $ 4,089,764.06
2.  Operating Revenues                      -0-              -0-
3.  Total of Captions 1 and 2      4,201,951.30     4,089,764.06
4.  Costs and Expenses
    (a)  Operating Expenses        4,383,408.84     4,343,989.44
    (b)  Interest Expense            342,536.08       380,418.77
    (c)  Depreciation                293,000.01       414,364.14
    Total Costs and Expenses       5,018,944.92     5,138,772.35
5.  Income (Loss) before taxes
    on income & extraordinary
    items                       (    816,993.62) (  1,049,008.29)
6.  Discontinued Operations                 -0-              -0-
7.  Provisions for taxes on
    income                                  -0-              -0-
8.  Income or (Loss)            (    816,993.62) (  1,049,008.29)
9.  Minority interest in
    profit (loss) of
    subsidiary                  (    191,156.14) (    245,198.99)
10. Income (Loss) before
    extraordinary items         (    625,837.48) (    803,809.30)
11. Extraordinary items,
    income tax, benefit of
    net operating loss
    carryover and minority
    share of tax                            -0-              -0-
12. Net Income (Loss)           (    625,837.48) (  1,049,008.29)
13. Earnings (Loss) per share:
    ($625,837.48) : 9,965,015
    issued and outstanding                 (.06)
    ($1,049,008.29) : 9,965,015
    issued and outstanding                                  (.11)
14. Dividends per share                      -0-             -0-

The results for interim periods are not necessarily indicative of results to be expected for the year.

The information furnished for Western Standard Corporation reflects adjustments which are, in the opinion of management, necessary to a fair statement of the results for this interim period.







PART 1, ITEM 1, 2 (1)(iii)
                                  FORM 10QSB

                         WESTERN STANDARD CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   Unaudited

                                   For the Six (6) Months Ended
                                  Jun. 30, 2001    Jun. 30, 2000
INCREASE (DECREASE) IN CASH:
  Cash flows from operating
  activities:
    Cash received from
      customers                  $ 3,886,965.90   $ 3,948,075.97
    Cash paid to suppliers
      and employees             (  3,999,633.66) (  4,132,550.70)
    Interest paid               (    342,536.08) (    380,418.77)
                                 --------------   --------------
      Net cash provided
        (used) by operations    ($   455,203.84) ($   564,893.50)
                                 --------------   --------------
  Cash flows from investing
  activities:
    Increase borrowing - SK
      Land LLC                   $   163,447.00   $          -0-
    Reduction in loans to
      officer                               -0-           800.00
    Capital expenditures        (    171,844.24) (    447,241.05)
    (Increase) decrease in
      restricted cash                  5,803.26        17,548.15
    (Increase) reduction in
      Snow King Center loan            5,063.98        16,263.00
    Repayment Loveridge
      receivable                      49,516.86        33,360.95
                                 --------------   --------------
      Net cash provided
        (used) by investing
        activities               $    51,986.86  ($   379,268.95)
                                 --------------   --------------
  Cash flows from financing
  activities:
    New loans                    $   630,000.00   $ 1,256,533.67
    Principal payments to
      banks                     (    227,405.80) (     45,340.82)
                                 --------------   --------------
      Net cash provided
        (used) by financing
        activities               $   402,594.20   $ 1,211,192.85
                                 --------------   --------------
Net increase (decrease) in
  cash                          ($       622.78)  $   267,030.40
Cash at beginning of year            380,056.36       276,312.60
                                 --------------   --------------
Cash at end of quarter           $   379,433.58   $   543,343.00
                                 ==============   ==============



RECONCILIATION OF NET INCOME TO
NET CASH USED BY OPERATING ACTIVITIES:

Net income (loss)               ($   625,837.48) ($   803,809.30)
Adjustments:
  Depreciation and amortization      307,166.00       414,364.14
  Increase in advance deposits       136,807.80       180,907.03
  (Increase) in accounts
    receivable                  (    312,985.40) (    144,400.55)
  Decrease in prepaid expenses       105,224.82       106,030.80
  Decrease in inventories                230.61        22,993.02
  (Decrease) increase in
    accounts payable and
    accrued expenses                 125,345.95  (     95,779.65)
  Allocation of minority
    interest in profit
    (loss) of subsidiary        (    191,156.14) (    245,198.99)
                                 --------------   --------------
Net cash provided (used)
  by operations                 ($   455,203.84) ($   564,893.50)
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

           None

    (iii)  Significant Equity Investors

           Six investors own approximately 23.57% of Snow King
           Resort, Inc., a Western Standard Corporation sub-sidiary.

     (iv)  Significant Disposition and Purchase Business
           Combinations.

           Form 8-K dated June 12, 2001 - Western Standard Corporation today announced that its Board of Directors has undertaken to explore ways to realize value for its shareholders, and endorsed the actions of the directors of Snow King Resort, Inc. (SKRI). As an initial step, SKRI has engaged Sonnenblick-Goldman Company to advise its Board and help deter-mine a specific strategy and the transactional value of the Snow King Resort properties. No proposition has been received at June 30, 2001.

           Western Standard's largest asset is its equity interest in SKRI. SKRI owns and operates the Snow King ski resort and hotel in Jackson, Wyoming and engages in real estate activities in the immediate area.

      (v)  Material accounting changes

           None
PART I, Item 1, 2   (2)(iii)

                         Significant Equity Investors
                                   Unaudited
                                                    January 1 to
                                                   Jun. 30, 2001

Sales                                             $ 4,171,766.19

Gross Income                                      $ 4,171,766.19

Net Income (Loss) from continuing operations     ($   811,014.60)
Less Minority Interest in profit or (loss) -
  23.57%                                          $   191,156.14

Net Income (Loss)                                ($   619,858.46)

The above figures are for Snow King Resort, Inc., a Western
Standard Corporation subsidiary.  The Registrant owns approximately
76.43 percent of the outstanding Snow King Resort, Inc. voting stock.

PART II
                                  FORM 10QSB

                         WESTERN STANDARD CORPORATION

                               Other Information

1.  Legal Proceedings.
    At June 30, 2001, there were no lawsuits filed against either Western Standard Corporation or Snow King Resort, Inc.
    and none threatened.

2.  Change in Securities
    None

3.  Defaults upon senior securities.
    None

4.  Submission of matters to a vote of security holders.
    None

5.  Other information.
    None

6.  Exhibits and reports on Form 8-K.
    (a)  Exhibit 27 - Financial Data Schedule
    (b)  Reports on Form 8-K
         Form 8-K dated June 12, 2001 was the only Form 8-K during this quarter.

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

        On March 23, 1999, Snow King Resort, Inc. closed a refinancing loan in the amount of $9,370,000 with an additional line of credit in the amount of $640,000.
        At June 30, 2001, $630,000 had been drawn against the $640,000. A fixed interest rate of 7.98% applies to the $9,370,000 mortgage. There were no principal payments due until 6/15/00. The borrowing was to pay off the previous mortgage, short term debts and for refurbishing the Hotel. Principal and interest payments on loans are current.

        Western Standard Corporation, the parent company, will have sufficient funds to cover its expenses during 2001 from cash reserves, oil and gas royalties, interest, and accounts receivable.

   (c)  RESULTS OF OPERATIONS:

        Net loss for the first six months of 2001 amounted to $816,994, compared to a net loss for the first six months of 2000 in the amount of $1,049,008.

        Profits and losses for the first six months of 2001 and 2000 came from:

        SOURCE                           2001          2000
                                     -----------    -----------
     Western Standard Corporation   ($     6,851)  ($     8,682)
     Snow King Resort, Inc.         (    811,015)  (  1,040,301)
     Western Recreation Corporation          872   (         25)
                                     -----------    -----------
                                    ($   816,994)  ($ 1,049,008)
                                     ===========    ===========

                                  FORM 10QSB

                         WESTERN STANDARD CORPORATION

                                   SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  WESTERN STANDARD CORPORATION
                                --------------------------------
                                          (Registrant)
Dated: August 13, 2001          /s/ Stanford E. Clark
                                --------------------------------
                                Stanford E. Clark, Pres., Treas.