Form 10QSB/A
period 2001-03-31
WESTERN STANDARD CORP
filed 2001-09-07
CIK 106318

WESTERN STANDARD CORPORATION
205 SOUTH BROADWAY
RIVERTON, WYOMING 82501
1-307-856-9288



September 7, 2001



Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

     re: Comment Letter, dated August 28, 2001
         10QSB for March 31, 2001
         File No. 0-3802

Gentry:

     Enclosed please find a response to your Comment Letter dated August 28, 2001, for the 10QSB for March 31, 2001.

Sincerely,



/s/ Stanford E. Clark
Stanford E. Clark, President
Western Standard Corporation

SEC:sjs





























Western Standard Corporation
10QSB/A for March 31, 2001

     The following amendments to Form 10QSB for the quarter ended March 31, 2001 are in addition to the Form 10QSB previously filed and in response to SEC Comment Letter dated August 28, 2001.

Page 8, 303(b)2 - Management's Discussion and Analysis or Plan of Operation

Results of Operations

     Total revenues increased from $2,283,311 at March 31, 2000 to $2,298,457 at March 31, 2001, for an increase of $15,145. This increase came mostly from:

     Rental of 301 less rooms rented in 2001 than
       in 2000, at $.80 lower average daily rate       ($    241)
     Beverage sales increased                      $  4,691
     Ski Area sales increased                      $ 26,675
     Shop rents and miscellaneous revenue increased          $    280
     Food sales were down                              ($ 17,360)
     Power Company patronage refund                     $    897

     The change in operating expenses of $2,520,926 in 2001 over $2,453,878 in 2000 amounted to $67,048. This increase mostly came from the Snow King
Resort:

     Room department                                    $ 87,107
     Food department                                   ($    283)
     Beverage department                          ($  6,335)
     Ski Area                                     ($ 45,161)
     Slide department                                  ($  1,663)
     Condominium department                             $ 23,280
     Other expenses                               ($  9,911)
     Administrative and general expenses                    ($  3,256)
     Marketing department                               $ 24,468
     Maintenance department                            ($  8,033)
     Energy                                        $ 11,423
     Management fees                                   ($  2,054)

General

     11. SFAS 143 is not expected to have an impact on further financial statements.



/s/ Stanford E. Clark, President
Western Standard Corporation