Form 10QSB/A
period 2001-06-30
WESTERN STANDARD CORP
filed 2001-09-07
CIK 106318

WESTERN STANDARD CORPORATION
205 SOUTH BROADWAY
RIVERTON, WYOMING 82501
1-307-856-9288



September 7, 2001



Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

     re: Comment Letter, dated August 28, 2001
         10QSB for June 30, 2001
         File No. 0-3802

Gentry:

     Enclosed please find a response to your Comment Letter dated August 28, 2001, for the 10QSB for June 30, 2001.

Sincerely,



/s/ Stanford E. Clark
Stanford E. Clark, President
Western Standard Corporation

SEC:sjs





























Western Standard Corporation
10QSB/A for June 30, 2001

     The following amendments to Form 10QSB for the quarter ended June 30, 2001 are in addition to the Form 10QSB previously filed and in response to SEC Comment Letter dated August 28, 2001.

Page 8, 303(b)2 - Management's Discussion and Analysis or Plan of Operation

Results of Operations - Total revenues increased from $4,089,764 at June 30, 2000 to $4,201,951 at June 30, 2001, for an increase of $112,187. (There were 748 more room rentals in 2001 than in 2000, at $4.90 higher average daily rate.) This increase came mostly from:

     Room department                                    $ 167,132
     Food department                                   ($  37,268)
     Beverage department                          ($  24,319)
     Ski Area                                     ($  48,705)
     Slide department                                  ($  12,590)
     Condominium department                             $ 101,530
     Telephone                                    ($   9,229)
     Other income department                           ($  27,544)
     Jackson Village apartments                        ($  12,234)
     Western Standard Corporation interest, and
       Oil and gas royalties                            $   9,156

     The change in operating expenses of $4,383,408 in 2001 over $4,343,989 in 2000 amounted to $39,420. This increase mostly came from the following:

     Room department (the largest room expense increase
       came from labor costs $41,704, agency commissions
       $61,931, courtesy car $8,868, guest supplies
       $3,183, linens $17,686, uniforms ($2,550), cleaning
       supplies ($3,848)                           $ 131,325
     Food department (major changes were cleaning supplies,
       $3,964, utensils $3,794, food costs ($9,368), labor
       costs ($30,621), miscellaneous expenses $3,252  ($  24,483)
     Beverage department                          ($  21,043)
     Ski Area                                     ($ 114,731)
     Slide department                                  ($     116)
     Condominium department (higher labor costs)        $  37,268
     Telephone                                    ($  11,140)
     Jackson Village Apartments                        ($  10,765)
     Administrative and general                         $      11
     Marketing department                               $  13,717
     Maintenance department                             $   2,508
     Energy department (gas and electric were higher)   $  18,172
     Property taxes                                $   3,260
     Insurance                                     $   2,534
     Management fees (based on gross revenues)               $   1,489
     Oil and gas expenses                               $   2,049
     Shareholder expenses                               $   4,764
     Stock transfer fees                           $     444

General

     11. SFAS 143 is not expected to have an impact on further financial statements.

/s/ Stanford E. Clark, President
Western Standard Corporation