Form 10QSB
period 2001-09-30
WESTERN STANDARD CORP
filed 2001-11-15
CIK 106318

U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10QSB

[X]         QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

          For Quarterly period ended September 30, 2001

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,965,015 common $.05 par at September 30, 2001.










PART 1, ITEM 1, 2 (1)(i)




               CLIFFORD H. MOORE AND COMPANY, CPAs
                        205 South Broadway
                     Riverton, Wyoming  82501




                 INDEPENDENT ACCOUNTANT'S REPORT


     We have reviewed the accompanying interim financial statements required by the Securities and Exchange Commission
(SEC) form 10QSB of Western Standard Corporation and consolidated subsidiaries as of September 30, 2001, and for the nine month period then ended. These financial statements are the responsibility of the company's management.

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


                                   /s/ Clifford H. Moore and
                                       Company, CPAs
                                       Riverton, Wyoming
                                       November 9, 2001


















                            FORM 10QSB

                   WESTERN STANDARD CORPORATION

                    Consolidated Balance Sheet

                            Unaudited

                        September 30, 2001

Current Assets:
     Cash                                     $   375,658.19
     Accounts Receivable                          486,298.01
     Allowance for Doubtful Accounts         (     15,361.89)
     Notes receivable - officer                    10,000.00
     Inventory - at cost                           52,302.14
                                              ---------------
       Total Current Assets                   $   908,896.45
                                              ---------------
Property & Equipment, Net of
     Accumulated Depreciation,
     Amortization and Depletion               $ 9,366,596.04
                                              ---------------
Other Assets:
*    Accounts Receivable - Snow King Resort
       Center, Inc. and JH Spring Water       $ 1,495,702.42
     Allowance for collectibility            (  1,330,000.00)
     Pre-opening costs-Loveridge                    4,792.71
     Prepaid expenses                              19,285.71
     Prepaid loan fees and leases                  64,495.00
     Investment in SKRCI                            6,720.00
     Leasehold Interest                            30,730.84
     Patronage capital                            234,492.21
     Other                                          1,164.86
                                              ---------------
         Total Other Assets                   $   527,383.75
                                              ---------------
TOTAL ASSETS                                  $10,802,876.24
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














PART 1, ITEM 1, 2 (1)(i)
                            FORM 10QSB

                   WESTERN STANDARD CORPORATION

                    Consolidated Balance Sheet

                            Unaudited

                        September 30, 2001

Liabilities:
     Accounts Payable                          $   434,090.70
     Accounts Payable - Other
     Portion of Long Term Debt
       payable within one year                     249,806.56
     Advance Deposit                               189,070.17
     Accrued Expenses                              610,936.83
     First Interstate Bank line of credit                 -0-
     Xerox notes                                     3,132.16
     SL Land LLC payable                             3,447.00
                                               ---------------
         Subtotal                               $1,490,483.42


     Long Term Debt                              8,705,029.21
     Fee Payable - Officer                          90,000.00
                                               ---------------
TOTAL LIABILITIES                              $10,285,512.63
                                               ---------------
Minority Interest in Subsidiary
     2,150 shares of Class A stock
     in SKRI                                   $ 2,096,559.96
                                               ---------------
STOCKHOLDERS INVESTMENT:
     Common Stock, $0.05 par
       value, 10,000,000 shares
       authorized, 9,965,015
       issued and outstanding
       at September 30, 2001                   $   401,201.02
     Capital in Excess of Par
       Value                                     3,334,801.45
     Accumulated Deficit                      (  5,315,198.82)
                                               ---------------
          Net Stockholders
            Investment                        ($ 1,579,196.35)
                                               ---------------
TOTAL LIABILITIES AND CAPITAL                  $10,802,876.24
                                               ===============












PART 1, ITEM 1, 2 (1)(ii)
                            FORM 10QSB

                   WESTERN STANDARD CORPORATION
               Consolidated Statement of Operations

                            Unaudited

                   Profit and Loss Information

                                   For the Nine (9) Months Ended
                                  Sep. 30, 2001    Sep. 30, 2000

1.  Gross sales less discounts,
    returns and allowances       $ 8,356,329.78   $ 8,540,073.61
2.  Operating Revenues                      -0-              -0-
3.  Total of Captions 1 and 2      8,356,329.78     8,540,073.61
4.  Costs and Expenses
    (a)  Operating Expenses        6,989,243.03     6,897,448.70
    (b)  Interest Expense            623,885.08       587,366.40
    (c)  Depreciation                428,600.00       627,546.21
    Total Costs and Expenses       8,041,728.11     8,112,361.31
5.  Income (Loss) before taxes
    on income & extraordinary
    items                            314,601.67       427,712.30
6.  Discontinued Operations                 -0-              -0-
7.  Provisions for taxes on
    income                           105,944.78       145,422.18
8.  Income or (Loss)                 208,656.89       282,290.12
9.  Minority interest in
    profit (loss) of
    subsidiary                        77,633.36       103,810.42
10. Income (Loss)                    131,023.53       178,479.70
11. Income tax, benefit of
    net operating loss
    carryover                        105,944.78       145,422.18
12. Net Income (Loss)                236,968.31       323,901.88
13. Earnings (Loss) per share:
    $236,968.31: 9,965,015
    issued and outstanding
    $323,901.88 : 9,965,015
    issued and outstanding                 .024              .03
14. Dividends per share                     -0-              -0-

The results for interim periods are not necessarily indicative of results to be expected for the year.

The information furnished for Western Standard Corporation reflects adjustments which are, in the opinion of management, necessary to a fair statement of the results for this interim period.








PART 1, ITEM 1, 2 (1)(iii)
                            FORM 10QSB

                   WESTERN STANDARD CORPORATION

              CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Unaudited

                                   For the Nine (9) Months Ended
                                  Sep. 30, 2001    Sep. 30, 2000
INCREASE (DECREASE) IN CASH:
  Cash flows from operating
  activities:
    Cash received from
      customers                  $8,130,252.01    $ 7,760,957.82
    Cash paid to suppliers
      and employees             ( 6,970,695.48)  (  6,647,671.21)
    Interest paid               (   623,885.08)  (    587,366.40)
                                 --------------   --------------
      Net cash provided
        by operations            $  535,671.45    $   525,920.21
                                 --------------   --------------
  Cash flows from investing
  activities:
    Condominium preopening costs($    4,792.71)   $          -0-
    Reduction in loans to
      officer                              -0-            800.00
    Capital expenditures        (   307,393.48)  (    561,742.94)
    (Increase) decrease in
      restricted cash                 5,803.26         17,548.15
    (Increase) reduction in
      Snow King Center loan          22,368.91         12,411.00
    SK Land LLC Payable               3,447.00               -0-
    Repayment Loveridge
      Receivable                     49,516.86         33,360.95
                                 --------------    --------------
      Net cash provided
        (used) by investing
        activities              ($  231,050.16)  ($   497,622.84)
                                 --------------    --------------
  Cash flows from financing
  activities:
    New loans                    $         -0-    $   776,533.67
    Principal payments to
      banks                     (   309,019.46)   (   410,216.17)
                                 --------------    --------------
      Net cash provided
        (used) by financing
        activities              ($  309,019.46)   $   366,317.50
                                 --------------   --------------
Net increase (decrease) in
  cash                          ($    4,398.17)   $   394,614.87
Cash at beginning of year           380,056.36        276,312.60
                                 --------------   --------------
   Cash at end of quarter        $  375,658.19    $   670,927.47
                                 ==============   ==============




RECONCILIATION OF NET INCOME
TO NET CASH USED BY OPERATING
ACTIVITIES:

Net income                       $   236,968.31   $   323,901.88
Adjustments:
  Depreciation and
    amortization                     449,849.00       627,546.21
  Decrease (increase) in
    advance deposits                 163,711.65  (    270,914.74)
  Increase (decrease) in
    accrued expenses            (    301,204.84)      156,503.05
  Decrease (increase) in
    accounts receivable         (    223,327.77) (    508,201.05)

  Decrease in prepaid
    expenses                         183,912.44       195,493.33
  Decrease (increase)in
    inventories                           69.93        21,053.44

 (Decrease) increase in
    accounts payable            (     51,940.63) (    123,272.33)
  Allocation of minority
    interest in profit
    (loss) of subsidiary              77,633.36       103,810.42
                                 --------------   --------------
Net cash provided (used)
  by operations                  $   535,671.45   $   525,920.21
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

           None

    (iii)  Significant Equity Investors

           Six investors own approximately 23.57% of Snow King
           Resort, Inc., a Western Standard Corporation sub-sidiary.

     (iv)  Significant Disposition and Purchase Business
           Combinations.

           Form 8-K dated June 12, 2001 - Western Standard Corporation today announced that its Board of Directors has undertaken to explore ways to realize value for its shareholders, and endorsed the actions of the directors of Snow King Resort, Inc. (SKRI). As an initial step, SKRI has engaged Sonnenblick-Goldman Company to advise its Board and help deter-mine a specific strategy and the transactional value of the Snow King Resort properties. No proposition has been received at September 30, 2001.


           Western Standard's largest asset is its equity interest in SKRI. SKRI owns and operates the Snow King ski resort and hotel in Jackson, Wyoming and engages in real estate activities in the immediate area.

      (v)  Material accounting changes

           None

PART I, Item 1, 2   (2)(iii)

                   Significant Equity Investors
                            Unaudited
                                                    January 1 to
                                                   Sep. 30, 2001

Sales                                             $8,319,082.64

Gross Income                                      $8,319,082.64

Net Income (Loss) from continuing operations      $  329,373.63
Less Minority Interest in profit or (loss) -
  23.57%                                          $   77,633.36

Net Income (Loss)                                 $  251,740.27


The above figures are for Snow King Resort, Inc., a Western
Standard Corporation subsidiary. The Registrant owns approximately 76.43 percent of the outstanding Snow King Resort, Inc. voting stock.

PART II
                            FORM 10QSB

                   WESTERN STANDARD CORPORATION

                        Other Information

1.  Legal Proceedings.
    At September 30,2001, there is one lawsuit filed against Snow King Resort, Inc. Our insurance company is handling it and we don't expect any corporate liability.

2.  Change in Securities
    None

3.  Defaults upon senior securities.
    None

4.  Submission of matters to a vote of security holders.
    None

5.  Other information.
    None




6.  Exhibits and reports on Form 8-K.
    (a)  Exhibit 27 - Financial Data Schedule
    (b)  Reports on Form 8-K
         Form 8-K dated 6/12/01 is the last Form 8-K filed.

303(b) 2  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

   (a)  ANALYSIS OF FINANCIAL CONDITION:

        Heavy startup and operating costs at the Snow King Resort Center have created a heavy drain on Snow King Resort's cash flow. Snow King Resort, at times, has not had sufficient cash flow to pay its creditors in a timely manner. Snow conditions in Jackson were fair for skiing during the winter of 2000-01. However, more rooms available in Jackson and fewer people vacationing, had an adverse effect on winter revenues. Summer bookings were impressive. Fewer airline arrivals brought fewer people to the Jackson area, thus fewer customers. The September 11, 2001 attack on America took an estimated 20% of our anticipated business for September. Several groups cancelled their reservations and only two groups have re-booked for a later date. Snow King Resort is very dependent on the airlines to bring customers. It is unknown how people will continue to react to flying.

        On March 23, 1999, Snow King Resort, Inc. closed a refinancing loan in the amount of $9,370,000 with an additional line of credit in the amount of $640,000.
        At September 30, 2001, $-0- had been drawn against the $640,000. A fixed interest rate of 7.98% applies to the $9,370,000 mortgage. Monthly payments have been made since 6/10/00 in the amount of $107,847 per month except for the months of April, May and November. The borrowing was to pay off the previous mortgage, short term debts and for refurbishing the Hotel. Principal and interest payments on loans are current.

        Western Standard Corporation, the parent company, will have sufficient funds to cover its expenses during 2001 from cash reserves, oil and gas royalties, interest, and accounts receivable.

   (c)  RESULTS OF OPERATIONS:

        Net profit for the first nine months of 2001 amounted to $314,602, compared to a net income for the first nine months of 2000 in the amount of $427,712.

        Profits and losses for the first nine months of 2001 and
        2000 came from:
        SOURCE                           2001          2000
                                     -----------    -----------
     Western Standard Corporation    ($   15,644) ($    12,697)
     Snow King Resort, Inc.              329,374       440,434
     Western Recreation Corporation          872  (         25)
                                     -----------    -----------
                                     $   314,602   $   427,712
                                     ===========   ===========

Major increases and decreases in the first 9 months of 2001 from the same period in 2000 are:

     Total revenues decreased                      $ 183,744
     Caused by:
          Room rentals                            (  135,669)
          Food and beverage                       (   89,534)
          Mountain operations                     (   58,743)
          Condominium rentals                        172,115
          Other departments                       (   71,913)
                                                  -----------
                                                  ($ 183,744)

Total costs and expenses decreased                 $  70,633
     Rooms Dept:
          Labor costs                              $  43,678
          Operating expenses                         144,507
            Commissions             $121,919
            Cleaning               (   4,715)
            Supplies               (     620)
            Linens                    22,234
            Telephone              (   2,363)
            Cable TV                   1,065
            Uniforms               (   5,226)
            Data Processing            2,300
            Courtesy Car               5,050
            Misc.                      4,863
                                   ----------
                                    $144,507
     Food Dept                                    ($ 17,165)
     Beverage Dept                                (  38,923)
     Ski Area                                     (  99,740)
     Slide Dept                                       1,746
     Condominium Dept                                32,387
     Telephone Dept                               (  10,062)
     Jackson Village Room Rentals                 (  20,447)
     Administrative & General                     (  18,647)
     Marketing Dept: (Labor costs,                   26,770
       advertising, dues, subscriptions
       increased while entertainment,
       telephone, airline, postage, travel
       decreased)
     Maintenance Dept                             (     775)
     Energy Dept.-gas & electricity were higher      27,726
     Property Taxes                                   3,260
     Insurance                                    (   2,407)
     Management Fees                              (   3,749)
     Interest                                        25,483
     Depreciation                                 ( 178,295)
     Oil & Gas Expense                                3,039
     Shareholder Expenses                             5,587
     Stock Transfer Fees                                844
     Accounting & Auditing                            1,208
     Misc.                                            3,342
                                                  ----------
                                                  ($ 70,633)

S7AS 143 is not expected to have an impact on further financial statements.

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

                                WESTERN STANDARD CORPORATION
                                ----------------------------
                                       (Registrant)

Dated: _______________          /s/ Stanford E. Clark
                                ----------------------------
                                Stanford E. Clark, President
                                                   Treasurer