Form 10KSB
period 2001-12-31
WESTERN STANDARD CORP
filed 2002-04-01
CIK 106318

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10KSB

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
           For the fiscal year ended December 31, 2001
                                or
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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


                       Yes   X    No

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB or any amendment to this Form 10KSB. [X]

Issuer's revenues for the fiscal year ended December 31, 2001 were $9,600,115.

As of March 15, 2002, there were 9,963,015 shares of the registrant's common stock outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant was $67,423 based upon the average of the bid and asked prices of the common stock on December 31, 2001.

DOCUMENTS INCORPORATED BY REFERENCE:

The exhibit index begins on page 45.

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

       The Snow King Complex is managed by Snow King Resort Management, Inc. ("SKRMI") pursuant to a management agreement with SKRI providing for a management fee equal to 2% of gross revenues. SKRMI is entirely owned and controlled by Manuel B. Lopez and Stanford E. Clark, officers and directors of WSC. This agreement expires 3/31/02 and will be renegotiated.

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

     As part of the Restructuring, SKRI entered into a new operating agreement with SKRMI pursuant to which SKRMI manages the Snow King Complex. The operating agreement provides for the payment to SKRMI of a management fee equal to 2% of the gross revenues of the Hotel. Payment of principal and interest on the Debentures is subordinated to payment of the management fee. Payment of the management fee is subordinated to the payment of principal and interest on the First Interstate Bank loan. The management agreement expires 3/31/02. It will be renegotiated.

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

Oil and Gas Customers

     WSC believes there is a ready market for its share of oil and gas produced by operators of properties in which it has an interest. However, WSC has no control over worldwide factors affecting supply and demand for oil and gas which influence oil and gas prices. Eighty-Eight Oil Company purchased approximately all of WSC's share of oil production during 2000. Kinder/Morgan purchased the gas.

Patents, Licenses, Franchises and Concessions

     SKRI owns a Resort liquor license which is subject to renewal each year. It has been renewed through 2002.


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

Number of Persons Employed

     During 2001, WSC, including its subsidiaries, because of the seasonality of its business, had between 179 and 271 employees, including its officers.

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

     (7) In 1994, a triple chair lift was installed that extends approximately half way to the top of Snow King mountain. This opens up additional intermediate skiing areas. The cost of the new chair lift, additional lights for night skiing, water lines, pump, and additional snow making equipment installed, totaled $1,683,997.

     (8)  Mountain grooming and communications equipment.

     (9)  A warming hut and snack shop at the summit of Snow King
          Mountain.

     (10) The Alphorn Motel in Jackson, Wyoming, consisting of 17 units, a large lodge room, and a small cabin, located on six lots of land at the base of Snow King Mountain adjacent to the ski lift. It is closed at present. However, 3 lots with buildings were sold on March 20, 2002 for $1,080,000.00. The sale of the other 3 lots is presently being negotiated. The net proceeds will be used for debt reduction.

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


                MINERAL AND OIL AND GAS PROPERTIES


     The following is a brief description of the mineral and oil and gas properties in which WSC held an interest as of December 31,
2000

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


Non-Producing Oil and Gas Interests

Leases
on Which             Approxi-
Royalties are         mate        WSC's      County   Date Leases
Held                 Acreage     Interest   and State    Expire

 Treasure Unit         320         2.0%*    Sweetwater   Held by
 Lease w-28853                               Wyoming   production
                                                         in Unit

 Daly Lease,           400         12.5%**   Campbell    Held by
 Kitty Field                                  Wyoming  production
                                                         in Unit
*     Overriding royalty interest.
**    Working interest.

Producing Oil and Gas Properties

     WSC is not the operator of any of the oil and gas properties described below from which it received income during 2001. WSC does not know of any planned exploration in 2002 on any of the oil and gas properties operated by others in which it has interest. WSC does not plan active exploration of any of its oil and gas properties during 2002.

     To the best of WSC's knowledge, the underlying leases are in good standing. Reference is made to pages F-23 and F-24, Note 10 included with the Consolidated Financial Statements for detailed information concerning WSC's oil and gas operations for its four fiscal years ended December 31, 2001.

     As a result of WSC's difficult financial position stemming from its working capital deficit, operating losses and lack of liquidity, and the fact that WSC holds small non-operating interests in its oil and gas properties, it has not engaged an independent petroleum engineering firm to render a report on its oil and gas reserves. Further, WSC has no staff or expertise enabling it to internally estimate its oil and gas reserves. The financial statement carrying value of the properties is nominal and it has recovered its entire investment. WSC has not engaged in active oil and gas operations during the past three years and does not expect to do so during 2002. The Consolidated Financial Statements do, however, contain a considerable amount of information concerning WSC's oil and gas segment and the results of its operations during the past three years. The following further describes WSC's oil and gas properties:

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

Item 3.  Legal Proceedings.

     Previous law suits have been settled by our insurance carrier. Neither WSC nor SKRI is a party to any lawsuit or legal proceeding on December 31, 2001 or March 20, 2002, and none are contemplated or threatened against them.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2001.

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

                                                              Bid Prices
                                                          Low          High
     2001
     First Quarter                                        .02           .04
     Second Quarter                                       .03           .05
     Third Quarter                                        .05           .05
     Fourth Quarter                                      .045           .05

     2000
     First Quarter                                        .01           .01
     Second Quarter                                      .015          .015
     Third Quarter                                       .015          .015
     Fourth Quarter                                      .011           .02


     As of December 31, 2001, there were approximately 3,449 holders of record of WSC's common stock.

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

     It is believed that oil and gas revenues, rent, a small amount of interest and cash reserves, will make it possible for Western
Standard Corporation to meet its expenses in 2002.

     In March 1999, Snow King Resort, Inc. refinanced with First Interstate Bank of Casper, Wyoming in the amount of $9,370,000 at beginning interest rate of 7.98%. These funds were used to pay ORIX USA and Jackson State Bank in full, other debt and to renovate the Hotel. Certain documents relating to this transaction were attached as exhibits #94.4.17 and #94.4.18 to the 1999 Form 10-KSB.

     At December 31, 2000, Snow King Resort, Inc. failed to comply with one of the First Interstate Bank note covenants concerning cash flow. The bank agreed to waive enforcement of the covenant at December 31, 2000. As a condition of the waiver, the bank required that certain net income levels be met by June 30, 2001, September 30, 2001, and December 31, 2001. Additional fees of $16,800 were paid in 2001 because the required income levels were not met.

     At December 31, 2001, Snow King Resort, Inc. failed to comply with one of the First Interstate Bank note covenants concerning cash flow. The bank has consented to waive technical default for 2001. The interest rate will be adjusted to a floating rate at March 15, 2002 of the prime rate plus 1.125%. Snow King Resort, Inc. will pay a fee to the bank of less than $5,600 for its noncompliance with the covenant.

     Revenues from the operations of Snow King Resort, Inc., a $630,000 line of credit from the First Interstate Bank of Casper, Wyoming who refinanced the Hotel, and limited additional borrowings are expected to be sufficient to allow Snow King Resort, Inc. to meet its principal, interest and other operating expenses during 2002.

Results of Operations

     2001 vs. 2000

     Overall - 2001 ended with a net loss of $536,320 compared to a net loss of $237,353 in 2000.

     Other revenue decreased from $17,779 in 2000 to $14,428 in 2001.

     Oil and Gas Segment

     Operating income of the Oil and Gas Segment decreased from $42,864 in 2000 to $40,498 in 2001. Also refer to item 1. above.

     Snow King Resort Segment

     Net loss of the Snow King Resort increased from a loss of $223,621 in 2000 to a loss of $506,979 in 2001.

     Revenues decreased from $9,964,724 in 2000 to $9,556,337 in 2001.

     2709 fewer hotel rooms were rented in 2001 than in 2000.  The average room rate in 2000 was $101.90.  In 2001 it was $102.71.
Snow King Resort is very dependent on the airlines to bring
customers.  The September 11 tragedy hurt immensely.
     Room revenue decreased in 2001 in the amount of              $175,601
     Food and beverage decreased                                    94,335
     Ski area decreased                                             22,669
     Condominium rentals increased                               ( 163,465)
     Other departments decreased                                   171,179
     Telephone decreased                                            24,145
     Alpine slide decreased                                         83,923
        Revenue decrease 2001 over 2000                           $408,387

     Operating expenses decreased from $9,513,629 in 2000 to
$9,388,338 in 2001.  Expenses (increased) decreased in 2001 over
2000:
     Wages                                                  `     $551,819
     Utilities                                                      27,113
     Taxes & benefits                                               27,412
     Supplies                                                     ( 70,577)
     Repairs                                                     ( 241,283)
     Advertising                                                  ( 77,367)
     Office                                                         18,472
     Interest                                                     ( 18,309)
     Insurance                                                    ( 80,880)
     Leases                                                         33,458
     Forest Service fees                                          (  2,797)
     Legal and consulting                                              670
     Management and guarantor fees                                   9,281
     Condominium expenses                                         ( 53,455)
     Depreciation                                                   26,010
     Provision for uncollectible accounts                         ( 24,863)
     Retirement plan contributions                                     587
        Decrease in expenses                                      $125,291

     The provision for doubtful accounts pertains to the probable uncollectible account receivable from the Snow King Center in the amount of $95,000 plus $7,500 from ordinary accounts receivables.

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

Supplemental Schedules:
     Schedule of Property, Equipment and Intangible
       Assets (2001) - Schedule A                           F-8
     Schedule of Accumulated Depreciation, Depletion
       and Amortization (2001) - Schedule A-1               F-9
     Schedule of Property, Equipment and Intangible
       Assets (2000) - Schedule B                           F-10
     Schedule of Accumulated Depreciation, Depletion
       and Amortization (2000) - Schedule B-1               F-11
     Schedule of Property, Equipment and Intangible
       Assets (1999) - Schedule C                           F-12
     Schedule of Accumulated Depreciation, Depletion
       and Amortization (1999) - Schedule C-1               F-13

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



                   INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
and Stockholders of
Western Standard Corporation


     We have audited the accompanying consolidated balance sheets of Western Standard Corporation and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of shareholders' equity, operations, and cash flows, for the years ended December 31, 2001, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Western Standard Corporation and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and cash flows for the years ended December 31, 2001, 2000 and 1999, in conformity with generally accepted accounting principles.



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






                                   /s/ Clifford H. Moore & Co.
                                   March 6, 2002
                                   Riverton, Wyoming
































                               F-2

          WESTERN STANDARD CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                    DECEMBER 31, 2001 AND 2000
                              ASSETS
                                          2001          2000
CURRENT ASSETS:
  Cash                                $   262,655   $    380,056
  Accounts receivable (net of allowance
   for doubtful accounts of $18,535 in
   2001; $12,612 in 2000)                 272,323                  247,608
  Inventories                              51,708         52,372
  Prepaid expenses                        179,084        156,493
  Other prepaid expenses                   70,428         46,705
      Total current assets            $   836,198   $    883,234
PROPERTY AND EQUIPMENT:
  At cost net of accumulated
    depreciation of $5,792,445 and
    $5,366,436 in 2001 and 2000,
    respectively (Schedules A and B)  $ 9,254,166   $  9,487,802
OTHER ASSETS:
  Restricted cash                     $    20,446   $      5,803
  Account receivable - Snow King
    Resort Center, Inc. (Note 8 & 13)   1,566,232      1,512,692
  Allowance for doubtful receivable
    (Note 13)                        (  1,425,000) (   1,330,000)
  Leasehold interest, net of
    amortization (Note 9)                  58,393         79,585
  Other receivables - officer (Note 8)     10,000         10,000
  Other (Note 3)                           48,458         99,672
  Patronage capital, net of
    discount (Note 16)                    235,114        234,492
      Total other assets              $   513,643   $    612,244
TOTAL ASSETS                          $10,604,007   $ 10,983,280
          LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Accounts payable                    $   565,784   $    486,031
  Accrued expenses (Note 4)               508,538        447,225
  Advance deposits                        371,238        490,275
  Current maturity of debt (Note 5)       762,978        384,602
      Total current liabilities       $ 2,208,538   $  1,808,133
LONG-TERM LIABILITIES:
  Long-term debt (Note 5)             $ 8,639,127   $  8,882,385
  Fee payable - officer (Note 8)           90,000         90,000
      Total long-term liabilities     $ 8,729,127   $  8,972,385
MINORITY INTEREST IN SUBSIDIARY       $ 1,899,432   $  2,018,927
SHAREHOLDERS' EQUITY (DEFICIT):
  Common stock, $.05 par value,
    10,000,000 shares authorized,
    9,963,015 shares issued and
    outstanding at 12/31/01           $   401,201   $    401,201
  Capital in excess of par value        3,334,701      3,334,801
  Accumulated deficit                (  5,968,992) (   5,552,167)
      Total shareholders' (deficit)  ($ 2,233,090) ($  1,816,165)
TOTAL LIABILITIES AND
  SHAREHOLDERS EQUITY (DEFICIT)       $10,604,007   $ 10,983,280
          The accompanying notes to financial statements
            are an integral part of these statements.
                               F-3
          WESTERN STANDARD CORPORATION AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

       FOR THE YEARS ENDED DECEMBER 31, 2001, 1200 AND 1999


                                                         Total
                     Capital   Capital                  share-
            Shares    stock   in excess  Accumulated    holders'
       outstanding  common   of par value   deficit      equity

BALANCE,
12/31/98 9,965,015 $ 401,201 $ 3,334,801 ($ 4,822,479)($ 1,086,477)
1999 net
loss           -0-       -0-         -0- (    545,043)(    545,043)
BALANCE,
12/31/99 9,965,015 $ 401,201 $ 3,334,801 ($ 5,367,522)($ 1,631,520)
2000 net
loss           -0-       -0-         -0- (    184,645)(    184,645)
BALANCE,
12/31/00 9,965,015 $ 401,201 $ 3,334,801 ($ 5,552,167)($ 1,816,165)
2001 net
loss           -0-      -0-        -0- (    416,825)(    416,825)
Purchase
treasury
stock   (   2,000)      -0- (      100)         -0- (        100)

BALANCE,
12/31/01 9,963,015 $ 401,201 $ 3,334,701 ($5,968,992)($ 2,233,090)
























          The accompanying notes to financial statements are an integral part of these statements.

                               F-4

          WESTERN STANDARD CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                              2001          2000        1999
REVENUES:
  Snow King Resort        $ 9,550,987   $ 9,956,641  $ 8,608,633
  Oil and gas interests
    (Note 11)                  40,498        42,864       23,055
  Rentals                         -0-           -0-          505
  Interest                     14,428        17,779       17,776
  Other                           922           -0-        1,026
  Gain on assets sold    (      6,720)          -0-       10,000
  Patronage capital               -0-           -0-      216,842
      Total revenues      $ 9,600,115   $10,017,284  $ 8,877,837

EXPENSES:
  Snow King Resort
    operating             $ 8,650,343   $ 8,785,520  $ 7,664,968
  Oil and gas interests        17,287        18,288       11,660
  Amortization                 28,332        28,332       69,063
  Depreciation                530,622       555,818      566,509
  Provision for doubtful
    accounts                    7,500         7,637          -0-
  Other                           -0-           -0-       49,374
  Loan prepayment penalties       -0-           -0-      252,788
  Interest                    807,351       789,042      711,339
  Provision for Snow King
    Resort Center receivable
    collectibility             95,000        70,000      260,000
      Total expenses      $10,136,435   $10,254,637  $ 9,585,701

Net income (loss) before
  provision for income
  tax                    ($   536,320) ($   237,353)($   707,864)
Provision for income tax
  (Note 7)                         -0-          -0-          -0-
                         ($   536,320) ($   237,353)($   707,864)

Benefit of loss
  carryovers (Note 7)              -0-          -0-          -0-
NET INCOME (LOSS)        ($   536,320) ($   237,353)($   707,864)
Minority interest in
  loss of subsidiary          119,495        52,708      162,821
NET INCOME (LOSS)        ($   416,825) ($   184,645)($   545,043)
INCOME (LOSS) PER COMMON
  SHARE (Computed on the
  weighted average number of
  shares outstanding for
  the year)              ($     .0418) ($     .0185)($     .0547)
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING       9,964,861     9,965,015    9,965,015



          The accompanying notes to financial statements
            are an integral part of these statements.
                               F-5
          WESTERN STANDARD CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                               2001         2000         1999
INCREASE (DECREASE) IN CASH:
Cash flows from operating
activities:
  Cash received from
    customers              $9,478,697   $10,032,516   $8,631,202
  Cash paid to suppliers
    and employees         ( 8,572,994) (  8,871,030)(  7,590,727)
  Interest received            14,428        17,779       17,776
  Interest and prepayment
    penalties             (   807,351) (    789,042)(    964,127)
                                                 Net cash provided by
       operations          $  112,780   $   390,223  $    94,124
Cash flows from investing
activities:
  (Payments to) decrease
    in restricted cash    ($   14,643)  $    11,745 ($     4,533)
  Purchase treasury stock (       100)          -0-          -0-
  Sales and retirement
    of assets                     -0-           -0-        4,529
  Investment in related
    corporation           (        30) (        100)(        100)
  Capital expenditures    (   296,986) (    669,509)(  2,050,297)
 (Investment) Snow King
   Center                 (    53,540) (     66,541)(    190,174)
 Prepayment of Town of
   Jackson lease                  -0-           -0- (     82,400)
   Net cash provided
    (used) by investing
    activities            ($  365,299) ($   724,405)($ 2,322,975)
Cash flows from financing
activities:
  Borrowing from banks
    and leasing companies  $1,161,599   $ 1,235,553  $ 9,478,406
  Principal payments to
    banks and leasing
    companies             ( 1,026,481) (    797,628) ( 7,143,658)
  Payment of loan fees            -0-           -0-  (    50,000)
  Net cash provided
    (used) by financing
    activities             $  135,118   $   437,925  $ 2,284,748
Net increase (decrease)
  in cash                 ($  117,401)  $   103,743  $    55,897
Cash at beginning of year     380,056       276,313      220,416
Cash at end of year        $  262,655   $   380,056  $   276,313

     Cash consists of cash on hand and cash in unrestricted bank accounts and short term cash investments.

 (These statements of cash flows are continued on the next page.)

          The accompanying notes to financial statements
            are an integral part of these statements.
                               F-6
          WESTERN STANDARD CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Continued)
       FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


                               2001         2000         1999

RECONCILIATION OF NET INCOME
TO NET CASH PROVIDED BY
OPERATING ACTIVITIES:
Net income (loss)         ($    416,825)($  184,645)  ($ 545,043)
Adjustments to reconcile
  net income to net cash
  provided (used) by
  operating activities:
                                              Depreciation and
    amortization                558,954     584,150      635,572
                                              Increase (decrease) in
    advance deposits      (     119,037) (   19,696)     113,669
  (Increase) decrease in
    accounts receivable   (      25,515)     44,330   (   85,849)
  (Increase) decrease in
    prepaid expenses      (      46,314)      2,233   (   24,303)
  Decrease (increase) in
    inventories                     664      14,369   (   19,683)
  (Decrease) increase in
    accounts payable and
    accrued expenses            141,066   (   50,738)    161,903
  Loss on investment              6,720          -0-         -0-
  Change in other
    receivables                  37,384   (   12,880) (    9,923)
  Provision for Snow King
   Resort Center
   receivable                    95,000       70,000     260,000
  Accrued interest -
    officer note                    800          800         100
  Increase in patronage
    capital               (         622)  (    4,992)  ( 229,500)
  Allocation of minority
    interest in subsidiary
    loss                  (     119,495)(     52,708) (  162,819)
      Net cash provided
        by operations      $    112,780  $   390,223  $   94,124









          The accompanying notes to financial statements are an integral part of these statements.

                               F-7
                            Schedule A

          WESTERN STANDARD CORPORATION AND SUBSIDIARIES

            PROPERTY, EQUIPMENT AND INTANGIBLE ASSETS

               FOR THE YEAR ENDED DECEMBER 31, 2001


                 Balance at                           Balance at
                 beginning    Additions                  end
Classification   of period     at cost   Retirements  of period

PROPERTY AND
EQUIPMENT:
  Land          $  2,147,125  $ 28,335    $    -0-   $ 2,175,460
  Mineral claims
    and leases           500       -0-         -0-           500
  Producing oil
    and gas
    interests        265,719       -0-         -0-       265,719
  Machinery and
    equipment        117,678    24,429         -0-       142,107
  Hotel building
    & improvements 7,656,606    76,433         -0-     7,733,039
  Hotel furniture
    & fixtures     4,666,610   167,789     104,613     4,729,786

                $ 14,854,238  $296,986    $104,613   $15,046,611


Property and equipment                               $15,046,611

Accumulated depreciation (Schedule A-1)              (  5,792,445)

                                             Property and equipment net of
    accumulated depreciation                         $ 9,254,166

Amortizable Assets:

  Costs of acquiring ski shelter
    lease       $    124,938  $    -0-    $    -0-   $   124,938
  Accumulated
    amortization                                    (     66,545)
      Net                                            $    58,393
  Prepaid loan
    fees        $     50,000  $    -0-    $    -0-   $    50,000
  Accumulated
    amortization                                    (     20,250)

      Net                                            $    29,750



          The accompanying notes to financial statements are an integral part of these statements.

                               F-8
                          Schedule A-1

          WESTERN STANDARD CORPORATION AND SUBSIDIARIES

       ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION

           OF PROPERTY, EQUIPMENT AND INTANGIBLE ASSETS

               FOR THE YEAR ENDED DECEMBER 31, 2001


                           Depreciation
                                and
                           amortization
                Balance at  charged to              Balance at
                 beginning   costs and                  end
Description     of period    expenses   Retirements  of period

PROPERTY AND
EQUIPMENT:
  Producing oil
   and gas
   interests   $   246,181  $    -0-      $    -0-   $   246,181
  Machinery and
    equipment      106,742       814           -0-       107,556
  Hotel building
    and
    improvements 2,022,198   290,610           -0-     2,312,808
  Hotel furniture
    & fixtures   2,991,315   239,198       104,613     3,125,900

               $ 5,366,436  $530,622      $104,613   $ 5,792,445

AMORTIZATION:
  Leasehold
    interest   $    45,353  $ 21,192      $   -0-    $    66,545

  Loan fees    $    13,110  $  7,140      $   -0-    $    20,250
















          The accompanying notes to financial statements are an integral part of these statements.

                               F-9
                           Schedule B
          WESTERN STANDARD CORPORATION AND SUBSIDIARIES

            PROPERTY, EQUIPMENT AND INTANGIBLE ASSETS

               FOR THE YEAR ENDED DECEMBER 31, 2000


                 Balance at                           Balance at
                 beginning    Additions                  end
Classification   of period     at cost   Retirements  of period

PROPERTY AND
EQUIPMENT:
  Land          $  2,028,855  $ 118,270    $    -0-  $ 2,147,125
  Mineral claims
    and leases           500        -0-         -0-          500
  Producing oil
    and gas
    interests        265,719        -0-         -0-      265,719
  Machinery and
    equipment        117,678        -0-         -0-      117,678
  Hotel building
    & improvements 7,501,700    154,906         -0-    7,656,606
  Hotel furniture
    & fixtures     4,293,122    396,333      22,845    4,666,610

                $ 14,207,574  $ 669,509    $ 22,845  $14,854,238

Property and equipment                               $14,854,238
Accumulated depreciation (Schedule A-1)             (  5,366,436)

                                             Property and equipment net of
    accumulated depreciation                         $ 9,487,802

Amortizable Assets:

  Costs of acquiring ski shelter
    lease       $    124,938  $    -0-     $   -0-   $   124,938
  Accumulated
    amortization                                    (     45,353)
      Net                                            $    79,585
  Prepaid loan
    fees        $     50,000  $    -0-     $   -0-   $    50,000
  Accumulated
    amortization                                    (     13,110)

      Net                                            $    36,890






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


















          The accompanying notes to financial statements
            are an integral part of these statements.
                               F-11
                           Schedule C
          WESTERN STANDARD CORPORATION AND SUBSIDIARIES

            PROPERTY, EQUIPMENT AND INTANGIBLE ASSETS

               FOR THE YEAR ENDED DECEMBER 31, 1999


                 Balance at                           Balance at
                  beginning   Additions                  end
Classification   of period     at cost   Retirements  of period

PROPERTY AND
EQUIPMENT:
  Land          $  1,553,761 $   475,094   $     -0- $ 2,028,855
  Mineral claims
    and leases           500         -0-         -0-         500
  Producing oil
    and gas
    interests        265,719         -0-         -0-     265,719
  Machinery and
    equipment        117,678         -0-         -0-     117,678
  Hotel building
    and
    improvements   7,083,977     417,723         -0-   7,501,700
  Hotel furniture
    & fixtures     3,457,898   1,157,480     322,256   4,293,122

                $ 12,479,533 $ 2,050,297   $ 322,256 $14,207,574

Property and equipment                               $14,207,574
Accumulated depreciation (Schedule B-1)             (   4,833,463)

                                             Property and equipment net of
    accumulated depreciation                         $ 9,374,111

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

                    DECEMBER 31, 2001 AND 2000

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

     On March 13, 1992, the Snow King Resort was reacquired by a subsidiary of Western Standard Corporation. The Ocean Lake property was sold in 1994.

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

                    DECEMBER 31, 2001 AND 2000

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  Continued:

Inventories:

     Food and beverage inventories at the hotel are carried at cost, computed on a first-in, first-out basis.

Restricted Cash:

     The company has certain bank accounts that it considers restricted as to use. These accounts are used to accumulate employee contributions for the profit sharing plan, for company health insurance, and to accumulate funds for payment of property taxes.

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

          WESTERN STANDARD CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    DECEMBER 31, 2001 AND 2000

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  Continued:

Affiliates:  Continued:

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

     Western Standard Corporation and Snow King, Incorporated placed all their shares of Class B common stock of Snow King Resort, Inc. into a voting trust, granting to Manuel B. Lopez the sole right to vote such shares for the duration of the voting trust. The initial term of the voting trust is ten years, beginning in 1992, and may be extended for subsequent ten-year periods by the consent of Western Standard Corporation and Mr. Lopez

     Western Standard Corporation owns 49% of Snow King Resort Center, Inc. This investment was carried on Western Standard's books at $6,720, its cost. Snow King Resort Center has had a history of losses since its inception. During 2001, the investment in this corporation was written off under the equity method of accounting.

Accrued Vacation:

     Accrued expenses include accrued vacation liability of $120,462 and $112,763 at December 31, 2001 and 2000, respectively, for the employees of Snow King Resort, Inc.

Advertising:

     The Company's policy is to expense advertising costs as incurred. Advertising expenses for 2001 and 2000 were $405,279 and $327,912, respectively.

Retirement Plan:

     Snow King Resort, Inc. adopted a 401(k) retirement plan for its employees in 1994. Employees are covered by the plan after 12 months of full time employment. Employees contribute part of their salary to the plan. The Resort may match some portion of the employee contributions. At December 31, 2001 and 2000, the Resort had a liability for matching contributions of $8,522 and $9,109.

          WESTERN STANDARD CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    DECEMBER 31, 2001 AND 2000

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  Continued:

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

NOTE 3:  OTHER ASSETS:

     Other assets include:
                                                 2001      2000
     Account receivable-officer                $  3,000  $    -0-
     Investment in stock (Snow King Resort
       Center and other)                          5,412    12,102
     Prepaid loan fees, net of amortization      29,750    36,890
     Incorporation costs                          1,163     1,163
     Account receivable, Love Ridge
       Development                                 9,133    49,517
                                               $  48,458  $ 99,672

NOTE 4:  LIABILITIES:

     Accrued expenses consist of the following:

                                               2001       2000

     Accrued payroll                          $  98,954  $ 100,567
     Accrued vacation                          120,462    112,763
     Accrued interest                           47,584     52,837
     Payroll, sales and property taxes         101,695    111,438
     Profit sharing plan                         8,522      9,109
     Other                                     131,321     60,511
                                             $ 508,538  $ 447,225

          WESTERN STANDARD CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    DECEMBER 31, 2001 AND 2000

NOTE 5:  LONG AND SHORT TERM DEBT:
                                             Portion
2001:                 Interest             due within   Long term
             Security   rate     Balance    one year     portion
Leases:
Xerox Corp.
  Leases      Copiers  Various $     2,516  $  2,264  $       252

Notes Payable:
First Interst.  Real
Bank, monthly   estate
payments of     furn/fixt
$107,847        leases &
                permits 7.98%  $ 8,906,515  $267,640  $ 8,638,875

First Interst.  Liquor
Bank, line of   license,
credit, due     real est.,
12/15/02,       leases and
maximum amt.    permits
$630,000               5.125%      345,000   345,000          -0-

A1 Credit
Ins. note,
monthly
payments
$18,977,
due 8/9/02    Unsecured  8.5%      148,074   148,074          -0-
      Total notes payable      $ 9,399,589  $760,714  $ 8,638,875

TOTAL LONG AND SHORT TERM DEBT $ 9,402,105  $762,978  $ 8,639,127

                                             Portion
2000:                 Interest             due within   Long term
             Security   rate     Balance    one year     portion
Leases:
Xerox Corp.
  Leases      Copiers  Various $     5,604   $   3,088 $     2,516

Notes Payable:
First Interst.  Real
Bank, monthly   estate
payments of    furn/fixt
$107,847       leases,
                permits  7.98%  $ 9,140,490   $ 260,621 $ 8,879,869

          WESTERN STANDARD CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    DECEMBER 31, 2001 AND 2000


NOTE 5: LONG AND SHORT TERM DEBT: Continued:

A1 Credit
Ins. note,
monthly
payments
$17,746,
due 7/9/01  Unsecured    8.5%      120,893     120,893         -0-
      Total notes payable      $ 9,261,383   $ 381,514 $ 8,879,869

TOTAL LONG AND SHORT TERM DEBT $ 9,266,987   $ 384,602 $ 8,882,385

     Snow King Resort, Inc. refinanced its ORIX mortgage with First Interstate Bank of Casper, Wyoming on March 23, 1999 for $9,370,000. The proceeds were used to pay off the ORIX and Jackson State Bank loans, exercise the Love Land Option, pay accounts payable, and make renovations to the hotel. A line of credit of $630,000 was also obtained. All real estate, furniture, equipment and leases are pledged as security for these notes. A $1,000,000 life insurance policy on Manuel Lopez has been assigned as collateral on these notes.

     Interest only payments were due through June 15, 2000, then interest and principal payments of $107,847 per month were due. No monthly payments are due for the months of November, April and May of each year. The interest rate will be adjusted March 15, 2002 to the Wall Street Journal prime rate plus 1.125 percent.

     Principal payments due on the First Interstate Bank mortgage for the next five years are as follows:

     2002                           $   267,640
     2003                               289,633
     2004                               314,378
     2005                               343,752
     2006                             7,691,112

                                    $ 8,906,515

     Manuel B. and Deborah Lopez are guarantors on the debt to the extent of one million dollars. Snow King Resort pays them guarantor's fees of $1,000 per month. The loan requires Snow King Resort, Inc. to maintain a certain level of cash flow.

          WESTERN STANDARD CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    DECEMBER 31, 2001 AND 2000

NOTE 5: LONG AND SHORT TERM DEBT; Continued:

Short term borrowings information:
                                       2001        2000

     Balance at end of year          $ 493,074   $ 120,893
     Range of interest rates       5.125%-8.5%  8.125%-8.6%
     Maximum outstanding             $ 682,492   $ 530,000
     Average outstanding,
       computed by weighted
       average of end of
       month balances                $ 455,130  $ 281,008
     Weighted average interest
       rate computed
       by total interest due,
       divided by average
       note balance                       6.6%       8.6%

     Loans included in this computation were the First Interstate line of credit, and A1 Insurance financing.

NOTE 6:  STOCK OPTION AND STOCK BONUS PLAN:

     During 1972, the Board of Directors approved a Stock Bonus Plan of indefinite term whereby certain officers and key employees were granted shares of the Company's common stock for services rendered during the year, based on their salaries and in some cases their length of service with the Company.

     Under this Plan, shares have been granted in prior years. No stock bonuses were issued in 2001 or 2000. The Plan provides that, at the discretion of the Executive Committee of the Board of Directors, a cash bonus in the approximate amount of the income tax related to the stock bonus may be paid to such employees. No such cash bonuses have been paid as of December 31, 2001.

     Snow King Resort, Inc. has granted an option to purchase up to 3,000 shares of Class B common stock of Snow King Resort, Inc. to
Manuel and Deborah Lopez. The option price has been set at $140 per share. The option was not exercised in 2001 or 2000.

NOTE 7:  FEDERAL INCOME TAXES:

     Western Standard Corporation and its subsidiaries filed consolidated income tax returns in 1993 and prior years. Since Western Standard's ownership in Snow King Resort, Inc. dropped below 80% in 1994, separate income tax returns for Snow King Resort, Inc. were filed after that year. Western Standard's net operating loss carryover at December 31, 2001 is approximately $286,000, which will begin to expire in 2003 if not used.

          WESTERN STANDARD CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    DECEMBER 31, 2001 AND 2000

NOTE 7:  FEDERAL INCOME TAXES:  Continued:

     Snow King Resort, Inc. succeeded to the net operating loss of Snow King, Incorporated of approximately $999,000. The net operating loss carryovers from Snow King, Incorporated have limited deductibility of approximately $84,000 per year. These allowed carryovers and Snow King's losses have accumulated to $2,670,000 at December 31, 2001. Snow King Resort, Inc. also acquired the investment credit and jobs credit carryovers of Snow King, Incorporated. Investment credit carryovers expired in 2000. Tip credit carryovers of approximately $18,000 have also been earned, which will begin to expire in 2009 if not used.

     Western Standard has provided for income taxes on its income statement at statutory rates. Its net operating loss carryovers eliminate any tax liability.

     A deferred income tax asset has been established to reflect the tax consequences for future years of temporary timing differences of revenue and expense items for financial statement and income tax reporting purposes.

     The deferred income tax asset account consists of the income tax effect at 34% of the following items:
                                           For the years ended
                                               December 31,
                                            2001        2000
     Net operating loss carryovers      $ 1,005,298   $ 993,032
     Depreciation difference           (    207,922) (  149,239)
     Credit carryovers                       18,187      15,542
     Other                             (      2,352) (      338)
                                        $   813,211   $ 858,997
     Less valuation allowance          (    813,211) (  858,997)
         Deferred tax asset             $       -0-   $     -0-

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

     The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate of 34% to income (loss) items before income taxes. The items causing this difference are as follows:
                                           2001        2000
     Tax at statutory rate              ($ 182,349) ($ 80,700)
     Depreciation difference            (   57,659) (  71,132)
     Provision for Center collectibility    32,300     23,800
     Patronage capital discount              4,805      1,697

          WESTERN STANDARD CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    DECEMBER 31, 2001 AND 2000

NOTE 7:  FEDERAL INCOME TAXES:  Continued:

     Nondeductible expense                   3,924      3,461
     Loss on discarded assets                  101      1,107
     Other net                               3,111        254
                                        ($ 195,767) ($121,513)
     Valuation allowance                   195,767    121,513
     Provision for income tax            $     -0-        $    -0-

     Western Standard's income tax returns through 1976 were examined by the Internal Revenue Service in 1978, and were accepted as filed.

     The federal tax loss for Western Standard and Western Recreation is approximately $29,000 for 2001. The tax loss for Snow King Resort, Inc. for 2001 is approximately $551,000. The federal tax return loss for 2000 was $13,700 for Western Standard and Western Recreation; and a $374,000 net loss for Snow King Resort, Inc. The federal tax return loss differs from net financial loss because of depreciation differences and differences in deductions.

NOTE 8:  RELATED PARTY TRANSACTIONS:

     The Resort is managed by a corporation, Snow King Resort Management, Inc., which is controlled by two officers and directors of Western Standard. The Resort pays a management fee of 2% of sales to Snow King Resort Management, Inc. At December 31, 2001, Snow King Resort, Inc. owed the management company $44,628 in management fees. Snow King Resort, Inc. incurred management fees totaling $199,703 in 2000 and $190,422 in 2001.

     An officer of Western Standard Corporation owes a note payable to Western Standard which carries an interest rate of 8%. This note has a balance of $10,000 at December 31, 2000 and 2001.

     Western Standard agreed to pay a fee of $100,000 to the officer for structuring the Snow King Resort, Inc. asset purchase. $10,000 of this fee was paid in 1992, and the remaining $90,000 is shown as a noncurrent liability on the financial statements.

     The shareholders of Snow King Resort, Inc. formed a related corporation, Snow King Resort Center, Inc., to operate and lease the Town of Jackson's skating rink facility. The facility can be used to house conventions, exhibitions, and large banquets. The facility is operated in conjunction with the Resort. Western Standard owns 49% of Snow King Resort Center, Inc. Since Western Standard does not own a controlling interest in Snow King Resort Center, Inc., that corporation's transactions are not included in

          WESTERN STANDARD CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    DECEMBER 31, 2001 AND 2000

NOTE 8: RELATED PARTY TRANSACTIONS: Continued:

these consolidated statements. During 2001, Snow King Resort, Inc. advanced $53,541 to Snow King Resort Center, Inc. During 2000, Snow King Resort, Inc. advanced $66,540 to Snow King Resort Center, Inc. The total amount receivable from Snow King Resort Center, Inc. at December 31, 2001 is $1,566,232. An allowance for collectibility of $1,425,000 has been established to reduce the advances to a net realizable value equal to Snow King Resort Center's book value of assets. The allowance was increased by $70,000 in 2000 and $95,000 in 2001.

NOTE 9:  LEASEHOLD INTEREST:

     Snow King Resort, Inc. acquired the leases of Snow King, Incorporated on March 13, 1992. One lease was with the Town of Jackson for an old ski shelter. The Town demolished the old ski shelter and replaced it with a larger structure housing both a ski shelter and a large skating rink. Snow King Resort, Inc. paid costs of demolition and excavation in the amount of $21,414. Snow King Resort, Inc. transferred 1.3 acres of land costing $21,124 to the Town upon which to build the facility. These items were capitalized as leasehold costs. Snow King Resort, Inc. leases the ski shelter part of the building. Snow King Resort Center, Inc. leases the skating rink part of the building. These costs of acquiring a leasehold are being amortized over the 30 year life of the lease at $1,418 per year.

     The lease calls for monthly payments to the Town of Jackson, and supplemental rent based on gross revenues generated by the facility. During 1999, the Resort prepaid $82,400 of its lease liability, reducing its monthly payments to $900 per month. This $82,400 was recorded as prepaid lease. This amount is being amortized over the remaining life of this part of the lease at $1,648 per month.

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

          WESTERN STANDARD CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    DECEMBER 31, 2001 AND 2000

NOTE 10:  OIL AND GAS DISCLOSURES:  Continued:

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

     Western Standard's oil and gas revenues have been dominated by two buyers, KN Energy and 88 Oil. These buyers purchased the following amounts of oil and gas in the following years:
                                           88 Oil    KN Energy

          1997                            $ 13,149    $ 13,953
          1998                            $  7,779    $  9,350
          1999                            $  8,739    $ 14,664
          2000                            $  9,759    $ 30,716
          2001                            $  7,638    $ 30,028

NOTE 11:  LEASES:

     Snow King Resort, Inc. leases some equipment under capital leases. The leases have terms of 36 to 60 months. The following costs of equipment are included in property and equipment in accordance with these leases in 2001 and 2000:
                                           2001         2000

     Total lease-purchased assets        $ 263,545    $ 267,718
     Accumulated depreciation           (  213,299)  (  194,991)
           Net assets                    $  50,246    $  72,727

     Most of the leases were paid off in 1998.

     Presented below is a schedule by years of future minimum lease payments under the remaining capital leases with the principal net minimum lease payments as of December 31, 2001.

     Year ended December 31, 2002          $ 2,264
                             2003              252
     Principal amount of minimum
       lease payments                      $ 2,516
     Current portion of principal
       amount                              $ 2,264
     Long term portion of principal
       amount                                  $   252

                                                                         F-24
          WESTERN STANDARD CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    DECEMBER 31, 2001 AND 2000

NOTE 12:  CONTINGENT LIABILITIES AND COMMITMENTS:

     At December 31, 2000, Snow King Resort, Inc. failed to comply with one of the First Interstate Bank note covenants concerning required cash flow. The bank has agreed to waive enforcement of the covenant at December 31, 2000. As a condition of the waiver, Snow King Resort, Inc. was to achieve certain levels of net income for the periods ended June 30, 2001, September 30, 2001, and December 31, 2001. Failure to achieve these levels of net income resulted in additional fees due to the bank in the amount of $16,880 in 2001.

     At December 31, 2001, Snow King Resort, Inc. failed to comply with one of the First Interstate Bank note covenants concerning cash flow. The bank has consented to waive the technical default for 2001. The interest rate will be adjusted to a floating rate at March 15, 2002 of the prime rate plus 1.125%. Snow King Resort, Inc. will pay a fee to the bank of less than $5,600 for its noncompliance with the covenant.

NOTE 13:  LIQUIDITY:

     At December 31, 2001 and 2000, Snow King Resort, Inc. had negative working capital which caused difficulties in paying its current operating obligations. The cash flow shortfalls arose in part because of seasonal fluctuations in sales. Other factors contributing to the cash flow problems were cash advances to Snow King Resort Center, Inc., debt service costs, unprofitable operations, and purchases of fixed assets. These expenditures used cash that was therefore unavailable for payment of trade creditors.

     Collection of the $1,566,282 advanced to the Snow King Resort Center, Inc. over the last several years is dependent on future profitable operation of that facility or future sale. It is doubtful that the amount receivable will be collectible in the next year. A merger of Snow King Resort Center, Inc. into Snow King Resort, Inc. is planned. An allowance of $1,425,000 has been established to reduce this account receivable to its estimated realized value.

     Management plans to sell some lots in Jackson that are not needed in the operation to generate additional funds for operations. The first sale was completed in March 2002 at a price of $1,080,000. The proceeds will be used to pay bank debt. The second sale is being negotiated.





                               F-25


          WESTERN STANDARD CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    DECEMBER 31, 2001 AND 2000

NOTE 14:  INDUSTRY SEGMENT INFORMATION:

     Western Standard Corporation's major operations are in oil and gas working interests and, through Snow King Resort, Inc. its 76% owned subsidiary, the resort industry. Selected information concerning those industry segments is presented below:
                           2001           2000           1999
REVENUE - oil and gas
  interests            $     40,498  $     42,864   $     23,055
PRODUCTION COSTS      (      17,287) (      18,288) (      11,660)
OPERATING INCOME -
  oil and gas          $     23,211  $     24,576   $     11,395
IDENTIFIABLE ASSETS
  (at net book value)  $     28,716  $     28,716   $     28,716

CAPITAL EXPENDITURES   $        -0-  $        -0-   $        -0-
REVENUE - Snow King
  Hotel Segment        $  9,556,337  $  9,964,724   $  8,591,377

OPERATING INCOME       $  1,158,512  $  1,149,571   $    919,973

DEPRECIATION           $    529,808  $    555,818   $    566,509
IDENTIFIABLE ASSETS
  (at net book value)  $ 10,433,995  $ 10,784,284   $ 10,640,038

CAPITAL EXPENDITURES   $    272,557  $    669,509   $  2,050,297

     A reconciliation from the segment information to the consolidated balances for net loss and assets is set forth below.
                           2001           2000           1999
Segment income
from operations:
  Oil and gas          $    23,211   $     24,576   $     11,395
  Snow King Hotel        1,158,512      1,149,571        919,973
  Other income               3,280          9,696        253,523
Expenses:
  Depreciation        (     530,622) (     555,818) (     566,509)
  Amortization        (      28,332) (      28,332) (      36,974)
  Interest            (     807,351) (     789,042) (     964,127)
  Other expenses      (     355,018) (      48,004) (     325,145)
Consolidated net
  income (loss)       ($    536,320) ($   237,353)  $    707,864
Segment assets:
  Oil and gas          $     28,716  $     28,716   $     28,716
  Snow King Hotel        10,433,995    10,784,284     10,640,038
  Cash                      101,429       146,281        160,097
  Property & equipment       25,873         2,258          2,258
  Other assets               13,994        21,741         22,033
Consolidated total
  assets               $ 10,604,007   $10,983,280   $ 10,853,142

                               F-26
          WESTERN STANDARD CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    DECEMBER 31, 2001 AND 2000

NOTE 15:  PATRONAGE CAPITAL-LOWER VALLEY POWER AND LIGHT:

     During 1999, Snow King Resort, Inc. recorded as an asset patronage capital allocated to it by Lower Valley Power and Light. Lower Valley Power and Light is a customer owned power cooperative. Each year, Lower Valley Power allocates to its customers a share of its net margins. This patronage capital is refundable to the customers of Lower Valley, at the discretion of its Board of Directors, after a fifteen year period. The allocation of patronage capital to Snow King Resort, Inc. in 1999 was $27,762. The allocation of patronage capital to Snow King Resort, Inc. in 2000 was $41,345. $17,284 of 1999 and prior years' patronage capital was received in cash in 2000.


     Snow King Resort, Inc. was allocated $55,935 of patronage capital in 2001 (for the year 2000). Lower Valley Power and Light offered to pay a discounted amount for the 2000 allocation in cash in 2001. Snow King Resort, Inc. accepted this offer and was paid $10,754 for its 2000 patronage capital. Patronage capital for the years of 1985 and 1986 was paid to Snow King Resort, Inc. in the amount of $27,019 in 2001.

     Snow King Resort, Inc.'s patronage capital outstanding at December 31, 2001 is $406,647 consisting of capital allocations for the years 1987-1999. These amounts will be received in future years.

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

Item 9.  Directors, Executive Officers, Promoters and Control
Persons; Compliance with Section 16(a) of the Exchange Act.

     Information concerning each director and executive officer of WSC, including business experience for at least the past five years, is as follows:

     Stanford E. Clark, age 84, currently President, Treasurer, Comptroller and a director, has been President, Vice President, Treasurer, Comptroller and a Director of WSC from 1957 through 1969 and from 1974 to present. He has also been Vice President and a Director of Snow King Resort Management, Inc. since 1986 and Treasurer and a Director of Snow King Resort, Inc. since February, 1992.

     Manuel B. Lopez, age 58, currently Vice President and a director, has been a Vice President and Director of WSC since 1979. He is also an owner of management companies, manager of Snow King Complex, President and a Director of Snow King Resort Management, Inc. since 1986, and President and a Director of Snow King Resort, Inc. since February, 1992.

     James M. Peck, age 37 currently a director and Corporate Secretary, has been a director of WSC since January 1, 1988. Prior to such time, he was primarily a student and had no other business experience. Mr. Peck also owns and operates a miniature golf course in Jackson, Wyoming. He recently acquired a company that provides float trips on the Snake River near Jackson. He has been a Director and employee of SKRI since February, 1992. On March 2, 1999, the Board of Directors unanimously voted Mr. Peck to be the Corporate Secretary to replace Mr. Roylance.

     No family relationships exist between or among any of the directors and executive officers. No director serves as a director of any other company with a class of equity securities registered under the Securities Exchange Act of 1934 or a company registered as an investment company under the Investment Company Act of 1940.

     No director, officer, or beneficial owner of more than ten percent of the outstanding shares of WSC common stock failed to file on a timely basis, as disclosed in Forms 3, 4, and 5, and any amendments thereto, reports required by Section 16(a) of the Securities and Exchange Act of 1934 during the fiscal year ended December 31, 2001 or prior fiscal years, which are required to be disclosed herein.







Item 10.  Executive Compensation.

     The following table sets forth cash compensation paid by WSC, its subsidiaries and associated companies to its executive officers; one of which received in excess of $100,000 during the year ended December 31, 2001

                    Summary Compensation Table

                                          Other         All
Name and         Fiscal  Annual      Annual      Other
Principal Position Year   Salary   Compensation  Compensation
Stanford E. Clark   2001   $28,800       $  600      $ 36,941 (1)
Chief Executive
  Officer           2000   $28,800       $  600      $ 46,466 (1)

Manuel B. Lopez     2001   $36,000       $7,028 (2)  $279,689 (3)
Vice President of
  WSC and Chief
  Executive Officer
 of SKRI            2000   $36,000       $8,629 (2)  $275,396 (4)

_______________

(1) Amounts paid to Mr. Clark by SKRMI from fees paid to SKRMI by SKRI.

(2)  Incidental fringe benefits.

(3) Includes (i) $92,358 paid to Mr. Lopez by SKRMI from fees paid to SKRMI by SKRI; (ii) $12,000 paid to Mr. Lopez by SKRI for guaranteeing the First Interstate Bank loans; and (iii) $174,731 in fees and commissions paid to Mr. Lopez by SKRMI, and $600 in Director's fees paid by WSC.

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

Item 11.  Security Ownership of Certain Beneficial Owners and
Management.

     As of March 15, 2002, the only persons known by WSC to own beneficially more than 5% of the issued and outstanding common stock of WSC were:







                         Amount and Nature          Percent
Name and Address         of Beneficial Ownership       of
of Beneficial Owner      Direct (1)     Indirect     Class

Stanford E. Clark,
Living Trust, dated
5/24/93                  1,817,118       29,900(2)  18.54%
2205 West Main
Riverton, Wyoming 82501

Deborah Wilson Lopez &
Manuel B. Lopez, TTEES
Deborah Wilson Lopez
Living Trust, dated
2/25/97                               1,000,000(3)  10.04%
P.O. Box 928
Jackson, Wyoming 83001

Manuel B. Lopez &
Deborah Wilson Lopez, TTEES
Manuel B. Lopez Living
Trust, dated 2/25/97     1,235,104       --         12.39%
P.O. Box 928
Jackson, Wyoming 83001

James D. Soumas, TTEE
MEP Trust UA
DTD 1/28/98              2,672,182       --         26.81%
_______________

(1) Represents shares over which the named individuals have sole voting and investment powers.

(2) These shares are owned by the Merrial K. Clark Living Trust, dated 5/24/93 of which Mr. Clark is the Trustee. He may be deemed to have shared voting and/or investment power over the shares.

(3)  These shares are owned by the Deborah Wilson Lopez Living
     Trust, dated 2/25/97. Manuel B. Lopez is a trustee and may be deemed to have shared and/or investment powers over the shares.

     The following sets forth information as of March 15, 2002, concerning each director's and executive officer's ownership of common stock (WSC's only class of voting securities), on an individual basis and ownership by all directors and executive officers of WSC as a group:


                         Amount and Nature of       Percent
                         Beneficial Ownership          of
Name                     Direct       Indirect       Class

Stanford E. Clark
Living Trust, dated
5/24/93                  1,817,118      29,900(1)    18.54%
Deborah Wilson Lopez &
Manuel B. Lopez, TTEES
Deborah Wilson Lopez
Living Trust, dated
2/25/97                              1,000,000(2)   10.04%

Manuel B. Lopez &
Deborah Wilson Lopez, TTEES
Manuel B. Lopez Living
Trust, dated 2/25/97     1,235,104    --            12.39%

James M. Peck               20,000    --               .2%

Directors and Executive
Officers as a Group
(3 persons)              3,072,222   1,029,900      41.17%
_______________

(1) These shares are owned by the Merrial K. Clark Living Trust dated 5/24/93, of which Mr. Clark is the Trustee. He may be deemed to have shared voting and/or investment power over the shares.

(2)  These shares are owned by the Deborah Wilson Lopez Living
     Trust, dated 2/25/97. Manuel B. Lopez is a trustee and may be deemed to have shared and/or investment powers over the shares.

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

     Stanford E. Clark, President and a director of WSC, and Manuel
B. Lopez, Vice President and a director of WSC, control and collectively own all of the outstanding capital stock of SKRMI. SKRMI presently manages the Hotel, the Ski Area, and the Snow King Resort Center pursuant to a management agreement with SKRI providing for a management fee equal to 2% of gross revenues. The management agreement expires 3/31/02 but will be renegotiated.

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

     On March 14, 1997, Mr. Lopez paid interest in the amount of $732.14 through December 31, 1996. A new note was issued in the amount of $10,000, to mature October 31, 1997, with interest increased to 9%. Interest was paid to 12/31/97 and a new note in the amount of $10,000 was signed by Mr. Lopez, effective 1/1/98, bearing 9% interest and matured December 31, 1998. A new note in the amount of $10,000 to mature December 31, 1999 at 8%, replaced the note that matured December 31, 1998. A new note in the amount of $10,000 at 8% to mature December 31, 2000 replaces the note that matured December 31, 1999. Interest for 1999 at 8% was paid in January, 2000. A new note in the amount of $10,000 at 8% interest, to mature 12/31/01, replaced the note that matured 12/31/00. Interest was paid through the year 2000. This note was replaced by another in the amount of $10,000 bearing interest at 7% to mature 12/31/02. Interest has been paid for 2001.

     In November, 1995, Mr. Lopez loaned $30,000 to SKRI. This note bears interest at the rate of 9% per annum and matured March
31, 1996.  This note was paid in full on February 20, 1996.

     On December 28, 1995, SKRI borrowed $15,000 from WSC. This unsecured note bears interest at the rate of 9% per annum and matured March 31, 1996. On February 12, 1997, the interest was paid and the maturity date extended to October 31, 1997 by a new 9% note. Interest was paid to 12/31/97 and a new note in the amount of $15,000 effective 1/1/98 was signed by Mr. Lopez for Snow King Resort, bearing 9% interest and matured December 31, 1998.
Interest in the amount of $1,350 was paid in March 1999 for the year 1998. A new note was signed effective January 1, 1999 at 8% for $15,000. This note and interest were paid in January, 1999.

     In connection with the Restructuring of Snow King Resort, Inc., Manuel Lopez (along with his wife, Deborah), and Margaret Peck each purchased 10% of the securities sold in a stock offering. Also in connection with the Restructuring, Manuel Lopez and his wife personally guaranteed $1,000,000 of the Loan and, pursuant to the terms of a voting trust, Mr. Lopez has the sole right to vote the shares of SKRI owned by WSC for a period of at least ten years. As compensation for personally guaranteeing the Loan, Mr. Lopez and his wife receive $1,000 per month for so long as the guarantee is in effect. In addition, in April, 1992, SKRI granted to Mr. Lopez and his wife an option to purchase 3,000 shares of Class B Common Stock for a period of ten years at a price of $140 per share.
These agreements expire 3/31/02 but will be renegotiated.

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

     Mr. Lopez and his wife, Deborah, are cosigners on the $630,000 at 8.125% interest line of credit of SKRI at First Interstate Bank of Casper, Wyoming. As such, they are personally liable for the outstanding amount of such line of credit. As of December 31, 2001, the outstanding principal amount of such line of credit was $345,000. For this guarantee and the guarantee of $1,000,000 of the hotel mortgage, Mr. and Mrs. Lopez are paid $1,000 per month. During the past several years, Messrs. Clark and Lopez have each been personally liable for certain of SKI's borrowings.

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

     Western Standard's investment in Snow King Center in the amount of $6,720 was written off in 2001.

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

(F)  Filed with form 10KSB for 1997 as Exhibit 92.22.1

_______________

     (b) No reports on Form 8-K have been filed by the registrant during the fourth quarter of the year ended December 31, 2001.

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

94.4.11                                 Lease Agreement - Ski
                                        Shelter, Ski Lift and
                                        Mountain Tract

94.4.12                                 Lease Agreement - Ice Rink
                                        Tract

94.4.14                                 Ski Area Term Special Use
                                         ermit to expire 12/31/2039
                                        between the U.S. Forest
                                        Service and Snow King
                                        Resort, Inc.

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

                                   WESTERN STANDARD CORPORATION

Date: March 28, 2002               By:/s/ Stanford E. Clark
                                      Stanford E. Clark, President

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