Form 10QSB
period 2002-03-31
WESTERN STANDARD CORP
filed 2002-05-16
CIK 106318

U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10QSB

[X]         QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

            For Quarterly period ended March 31, 2002

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
9,963,015 common $.05 par at March 31, 2002.









PART 1, ITEM 1, 2 (1)(i)




               CLIFFORD H. MOORE AND COMPANY, CPAs
                        205 South Broadway
                     Riverton, Wyoming  82501




                 INDEPENDENT ACCOUNTANT'S REPORT


     We have reviewed the accompanying interim financial statements required by the Securities and Exchange Commission (SEC) form 10QSB of Western Standard Corporation and consolidated subsidiaries as of March 31, 2002, and for the three month period then ended. These financial statements are the responsibility of the company's management.

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





                                       Riverton, Wyoming
                                       May 14, 2002

















                            FORM 10QSB

                   WESTERN STANDARD CORPORATION

                    Consolidated Balance Sheet

                            Unaudited

                          March 31, 2002

Current Assets:
     Cash                                        $   753,857.99
     Accounts Receivable                             423,719.76
     Allowance for Doubtful Accounts            (      8,934.61)
**   Notes receivable - Love Ridge                    78,000.00
     Notes receivable - officer                       10,000.00
     Inventory - at cost                              47,569.54
                                                 ---------------
       Total Current Assets                      $ 1,304,212.68
                                                 ---------------
Property & Equipment, Net of
     Accumulated Depreciation,
     Amortization and Depletion                  $ 8,983,416.20
                                                 ---------------
Other Assets:
*    Accounts Receivable - Snow King Resort
       Center, Inc.                              $ 1,504,237.49
     Allowance for collectibility               (  1,425,000.00)
     Investment in J H Spring Water                    5,409.72
     Prepaid expenses                                188,814.15
     Prepaid loan fees and leases                     51,037.00
     Leasehold Interest                               30,022.84
     Patronage capital                               235,114.17
     Pre-opening costs                                 4,792.71
     Other                                             1,164.86
                                                 ---------------
         Total Other Assets                      $   595,592.94
                                                 ---------------
TOTAL ASSETS                                     $10,883,221.82
                                                 ===============

The Registrant also owns 12,000 shares of Class B Common stock in Snow King Resort, Inc. at Zero Basis.

* This account receivable is from a new business approximately 49% owned by Western Standard Corporation and operated by its subsidiary Snow King Resort, Inc.

** This note and mortgage is at 5% APR and is due 7/31/03.
Interest is due 7/1/02 and each calendar quarter thereafter.








PART 1, ITEM 1, 2 (1)(i)
                            FORM 10QSB

                   WESTERN STANDARD CORPORATION

                    Consolidated Balance Sheet

                            Unaudited

                          March 31, 2002

Liabilities:
     Accounts Payable                            $   567,757.28
     Portion of Long Term Debt
       payable within one year                       256,625.21
     Advance Deposit                                 365,914.89
     Accrued Expenses                                652,603.53
     First Interstate Bank line of credit            172,000.00
     Xerox notes                                       1,900.78
     SK Land LLC payable                               4,182.78
     A-1 Credit                                       93,316.76
                                                 ---------------
         Subtotal                                $ 2,114,301.23

     Long Term Debt                                8,015,672.59
     Fee Payable - Officer                            90,000.00
                                                 ---------------
TOTAL LIABILITIES                                $10,219,973.82
                                                 ---------------
Minority Interest in Subsidiary
     2,150 shares of Class A stock
     in SKRI                                     $ 2,135,970.11
                                                 ---------------
STOCKHOLDERS INVESTMENT:
     Common Stock, $0.05 par
       value, 10,000,000 shares
       authorized, 9,963,015
       issued and outstanding
       at March 31, 2002                         $   401,201.02
     Capital in Excess of Par
       Value                                       3,334,701.45
     Accumulated Deficit                        (  5,208,624.58)
                                                 ---------------
          Net Stockholders
            Investment                          ($ 1,472,722.11)
                                                 ---------------
TOTAL LIABILITIES AND CAPITAL                    $10,883,221.82
                                                 ===============











PART 1, ITEM 1, 2 (1)(ii)
                            FORM 10QSB

                   WESTERN STANDARD CORPORATION
               Consolidated Statement of Operations

                            Unaudited

                   Profit and Loss Information

                                  For the Three (3) Months Ended
                                  Mar. 31, 2002    Mar. 31, 2001

1.  Gross sales less discounts,
    returns and allowances       $ 2,408,043.89   $ 2,298,456.83
2.  Non-operating Revenues -
      Gain on Sale                 1,505,327.61              -0-
3.  Total of Captions 1 and 2      3,913,371.50     2,298,456.83
4.  Costs and Expenses
    (a)  Operating Expenses        2,562,060.06     2,520,926.36
    (b)  Interest Expense            211,722.54       204,852.30
    (c)  Depreciation                142,683.00       163,888.00
    Total Costs and Expenses       2,916,465.60     2,889,666.66
5.  Income (Loss) before taxes
    on income & extraordinary
    items                            996,905.90  (    591,209.83)
6.  Discontinued Operations                 -0-              -0-
7.  Provisions for taxes on
    income                           338,948.00              -0-
8.  Income or (Loss)                 657,957.90  (    591,209.83)
9.  Minority interest in
    profit (loss) of
    subsidiary                       236,538.48  (    139,826.49)
10. Income (Loss) before
    income tax benefit               421,419.42  (    451,383.34)
11. Income tax, benefit of
    net operating loss
    carryover and minority
    share of tax                     338,948.00              -0-
12. Net Income (Loss)                760,367.42  (    451,383.34)
13. Earnings (Loss) per share:
    ($451,383.34) : 9,965,015
    issued and outstanding                                  (.05)
    ($760,367.48) : 9,963,015
    issued and outstanding                 .076
14. Dividends per share                     -0-              -0-

The results for interim periods are not necessarily indicative of results to be expected for the year.

The information furnished for Western Standard Corporation reflects adjustments which are, in the opinion of management, necessary to a fair statement of the results for this interim period.





PART 1, ITEM 1, 2 (1)(iii)
                            FORM 10QSB

                   WESTERN STANDARD CORPORATION

              CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Unaudited

                                  For the Three (3) Months Ended
                                  Mar. 31, 2002    Mar. 30, 2001
INCREASE (DECREASE) IN CASH:
  Cash flows from operating
  activities:
    Cash received from
      customers and asset sale   $ 3,921,257.68   $ 2,145,575.73
    Cash paid to suppliers
      and employees             (  2,353,018.77) (  2,287,484.10)
    Interest paid               (    211,722.54) (    204,852.30)
                                 --------------   --------------
      Net cash provided
        (used) by operations     $ 1,356,516.37  ($   346,760.67)
                                 --------------   --------------
  Cash flows from investing
  activities:
    Payment from officer         $     3,000.00   $          -0-
    Capital expenditures        (     10,165.22) (    101,243.95)
    Loans to/payments from
      Snow King Center                61,995.61  (     31,361.93)
    (Increase) decrease in
      restricted cash                 20,446.27         5,803.26
    (Loans to) payments from
      Loveridge Development     (     78,000.00)       49,516.86
    Loans from SK Land LLC                  -0-       200,710.21
                                 --------------   --------------
      Net cash provided
        (used) by investing
        activities              ($     2,723.34)  $   123,424.45
                                 --------------   --------------
  Cash flows from financing
  activities:
    Borrowings                   $   285,000.00   $   580,000.00
    Principal payments to
      banks                     (  1,147,589.92) (    176,480.53)
                                 --------------   --------------
      Net cash provided
        (used) by financing
        activities              ($   862,589.92)  $   403,519.47
                                 --------------   --------------
Net increase (decrease) in
  cash                           $   491,203.11   $   180,183.25
Cash at beginning of year            262,654.88       380,056.36
                                 --------------   --------------
Cash at end of quarter           $   753,857.99   $   560,239.61
                                 ==============   ==============



RECONCILIATION OF NET INCOME
TO NET CASH USED BY OPERATING
ACTIVITIES:

Net income (loss)                $   760,367.42  ($   451,383.34)
Adjustments:
  Depreciation and
    amortization                     142,683.00       164,483.00
  Decrease (increase) in
    advance deposits            (      5,323.61) (    168,130.33)
  Increase in accounts
    receivable                  (    133,329.08) (    151,631.10)
  Decrease in prepaid
    expenses                          55,905.38        50,504.93
  Decrease (increase) in
    inventories                        4,138.25         8,039.06
  Cost of land sold                  145,314.59              -0-
  (Decrease) increase in
    accounts payable and
    accrued expenses                 150,221.94       341,183.60
  Allocation of minority
    interest in profit
    (loss) of subsidiary             236,538.48  (    139,826.49)
                                 --------------   --------------
Net cash provided (used)
  by operations                 ($ 1,356,516.37) ($   346,760.67)
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

           None

    (iii)  Significant Equity Investors

           Six investors own approximately 23.57% of Snow King
           Resort, Inc., a Western Standard Corporation sub-sidiary.

     (iv)  Significant Disposition and Purchase Business
           Combinations.

           None

      (v)  Material accounting changes

           None




PART I, Item 1, 2   (2)(iii)

                   Significant Equity Investors
                            Unaudited
                                                    January 1 to
                                                   Mar. 31, 2002

Sales                                             $ 3,913,371.50

Gross Income                                      $ 3,913,371.50

Net Income (Loss) from continuing operations      $ 1,003,557.42
Less Minority Interest in profit or (loss) -
  23.57%                                          $   236,538.48

Net Income (Loss)                                 $   767,018.94)

The above figures are for Snow King Resort, Inc., a Western
Standard Corporation subsidiary.  The Registrant owns approximately
76.43 percent of the outstanding Snow King Resort, Inc. voting stock.

PART II
                            FORM 10QSB

                   WESTERN STANDARD CORPORATION

                        Other Information

1.  Legal Proceedings.
    At March 31, 2002, there was one lawsuit filed against Snow
    King Resort, Inc. by a person injured on the Alpine Slide. Our insurance agent is handling the case and it is expected that our insurance will cover any awards granted.

2.  Change in Securities - None

3.  Defaults upon senior securities - None

4.  Submission of matters to a vote of security holders - None

5.  Other information - None

6.  Exhibits and reports on Form 8-K.
    (a)  Exhibit 27 - Financial Data Schedule
    (b)  Reports on Form 8-K
         No reports on Form 8-K were filed during this quarter.

303(b) 2  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

   (a)  ANALYSIS OF FINANCIAL CONDITION:

        Heavy startup and operating costs at the Snow King Resort Center have created a heavy drain on Snow King Resort's cash flow. Snow King Resort, at times, has not had sufficient cash flow to pay its creditors in a timely manner. Snow conditions in Jackson were good for skiing during the winter of 2001-02 but the number of skiers was low. However, more rooms available in Jackson and fewer people vacationing, had an adverse effect on winter revenues. Summer bookings were impressive. Fewer airline arrivals brought fewer people to the Jackson area, thus fewer customers. The airlines will be running more flights into Jackson from major areas next winter.

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


   (b)  SALE OF ALPHORN MOTEL AND LOTS:

        In March 2002, lots 12, 13, 14 with buildings were sold for $1,080,000.00 and our unimproved lots 4, 5 and 6 were sold For $610,000.00 for a total of $1,690,000.00. The net proceeds were applied against debt.

        After this payment the interest rate was reduced from 7.98% to 5.875% and the monthly payments were reduced from $107,846.90 to $79,286.04 with no payments due for the months of April, May and November. However, there is a provision for monthly payments of $8,000.00 into a reserve account. This will help the cash flow considerably.

        Western Standard Corporation, the parent company, will have sufficient funds to cover its expenses during 2002 from cash reserves, oil and gas royalties, interest, and accounts receivable.

   (c)  RESULTS OF OPERATIONS:

        Net profit for the first three months of 2002 amounted to $760,367, compared to a net loss for the first three months of 2001 in the amount of $451,383.

        Profits and losses for the first three months of 2002 and 2001 came from:

        SOURCE                           2002          2001
                                     -----------    -----------
     Western Standard Corporation   ($    7,235)    $     1,107
     Snow King Resort, Inc.             767,018    (    453,412)
     Western Recreation Corporation         584             922
                                     -----------    -----------
                                     $  760,367   ($   451,383)
                                     ===========    ===========


     Major increases and decreases in the first three months of 2002 from the same period in 2001 are:

       Total revenues increased                    $ 1,614,915

         Caused by:
           Room rentals            $   27,200
           Food and beverages     (    20,434)
           Mountain operation          43,509
           Snow King Center            54,488
           Western Standard       (     9,229)
           Western Recreation     (       338)
           Condominium rentals    (    23,354)
           Other departments           37,745
           Sale of Alphorn property
            ($1,690,000 less $184,672
            closing costs)          1,505,328
                                   -----------
                                   $1,614,915
                                   -----------

       Total costs and expenses increased          $    26,799

           Room department:
             Labor costs                          (     29,272)
             Operating expenses                          2,507
             Commissions           $    4,261
             Cleaning                   2,892
             Cleaning supplies          5,013
             Office supplies              516
             Guest supplies       (     5,762)
             Linens               (    10,219)
             Laundry supplies           2,239
             Telephones                 1,911
             Cable TV                     282
             Uniforms             (     1,155)
             Data processing              463
             Courtesy car               1,668
             Miscellaneous                398
                                   -----------
                                   $    2,507
                                   -----------

           Food department                        (     17,706)
           Beverages                              (      9,279)
           Ski area                                      7,988
           Alpine slide                                  4,043
           Condominiums                                  5,739
           Telephone department                          5,114
           Jackson Village apartment rentals            19,640
           Administrative and general             (     12,715)
           Marketing department                   (     16,937)
           Maintenance department                 (      7,095)
           Energy department                      (      9,790)
           Property taxes                                2,445
           Insurance                                     3,093
           Management fees                               1,161
           Interest-mortgage                      (      2,463)
           Interest-leases                               1,088
           Interest-other                                9,625
           Closing costs-Alphorn lots                  184,672
           Depreciation                           (    157,471)
           Depreciation/amortization/loan fees    (     21,305)
           Oil and gas expense                    (      1,819)
           Vehicle expense                                 363
           Miscellaneous                                26,464
                                                   ------------
                                                   $    26,799

                            FORM 10QSB

                   WESTERN STANDARD CORPORATION

                            SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                WESTERN STANDARD CORPORATION
                                ----------------------------
                                       (Registrant)
Dated: May 14, 2002
                                ----------------------------
                                Stanford E. Clark, President
                                                   Treasurer