Form 10QSB
period 2002-06-30
WESTERN STANDARD CORP
filed 2002-08-14
CIK 106318

U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10QSB

[X]         QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

             For Quarterly period ended June 30, 2002

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
9,963,015 common $.05 par at June 30, 2002.










PART 1, ITEM 1, 2 (1)(i)




               CLIFFORD H. MOORE AND COMPANY, CPAs
                        205 South Broadway
                     Riverton, Wyoming  82501




                 INDEPENDENT ACCOUNTANT'S REPORT


     We have reviewed the accompanying interim financial statements required by the Securities and Exchange Commission (SEC) form 10QSB of Western Standard Corporation and consolidated subsidiaries as of June 30, 2002, and for the six month period then ended. These financial statements are the responsibility of the company's management.

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




                                       Riverton, Wyoming
                                       August 8, 2002

















                            FORM 10QSB

                   WESTERN STANDARD CORPORATION

                    Consolidated Balance Sheet

                            Unaudited

                          June 30, 2002

Current Assets:
     Cash                                        $   391,937.26
     Accounts Receivable                             565,120.06
     Allowance for Doubtful Accounts            (     10,442.44)
     Notes receivable - officer                       10,000.00
     Inventory - at cost                              55,711.24
                                                 --------------
       Total Current Assets                      $ 1,012,326.12
                                                 --------------
Property & Equipment, Net of
     Accumulated Depreciation,
     Amortization and Depletion                  $ 8,919,948.74
                                                 --------------
Other Assets:
*    Accounts Receivable - Snow King Resort
       Center, Inc.                              $ 1,518,430.07
     Allowance for collectibility               (  1,425,000.00)
**   Investment in JH Spring Water                     5,409.72
     Prepaid expenses                                140,864.44
     Prepaid loan fees and leases                     44,308.00
     Investment in SKRCI                                    -0-
     Leasehold Interest                               29,668.84
     Patronage capital                               235,114.17
     Other                                             1,164.86
     Pre-opening costs                                 2,396.36
     Note receivable-Loveridge                        78,000.00
                                                 --------------
         Total Other Assets                      $   552,356.46
                                                 --------------
TOTAL ASSETS                                     $10,562,631.32
                                                 ==============

The Registrant also owns 12,000 shares of Class B Common stock in Snow King Resort, Inc. at Zero Basis.

*  This company is approximately 49% owned by Western Standard
Corporation. It is operated by Western Standard's subsidiary, Snow King Resort, Inc. This is not a short term receivable.

** This company is owned totally by Snow King Resort, Inc. This is not a short term receivable.










PART 1, ITEM 1, 2 (1)(i)
                            FORM 10QSB

                   WESTERN STANDARD CORPORATION

                    Consolidated Balance Sheet

                            Unaudited

                          June 30, 2002

Liabilities:
     Accounts Payable                            $   465,667.92
     Portion of Long Term Debt
       payable within one year                       275,496.75
     Advance Deposit                                 666,740.29
     Accrued Expenses                                571,962.13
     First Interstate Bank line of credit            480,000.00
     A-1 Credit                                       18,766.80
     Xerox notes                                       1,343.15
     SK Land LLC payable                               4,182.78
                                                 --------------
         Subtotal                                $ 2,484,159.82

     Long Term Debt                                7,557,672.59
     Fee Payable - Officer                            90,000.00
                                                 --------------
TOTAL LIABILITIES                                $10,131,832.41
                                                 --------------
Minority Interest in Subsidiary
     2,150 shares of Class A stock
     in SKRI                                     $ 2,084,236.40
                                                 --------------
STOCKHOLDERS INVESTMENT:
     Common Stock, $0.05 par
       value, 10,000,000 shares
       authorized, 9,963,015
       issued and outstanding
       at June 30, 2002                          $   401,201.02
     Capital in Excess of Par
       Value                                       3,334,701.45
     Accumulated Deficit                        (  5,389,339.96)
                                                 ---------------
          Net Stockholders
            Investment                          ($ 1,653,437.49)
                                                 ---------------
TOTAL LIABILITIES AND CAPITAL                    $10,562,631.32
                                                 ==============












PART 1, ITEM 1, 2 (1)(ii)
                            FORM 10QSB

                   WESTERN STANDARD CORPORATION
               Consolidated Statement of Operations

                            Unaudited

                   Profit and Loss Information

                                   For the Six (6) Months Ended
                                  Jun. 30. 2002    Jun. 30, 2001

1.  Gross sales less discounts,
    returns and allowances       $ 4,337,593.78   $ 4,201,951.30
2.  Non-Operating Revenues-
    Gain on sale                   1,505,327.61              -0-
3.  Total of Captions 1 and 2      5,842,921.39     4,201,951.30
4.  Costs and Expenses
    (a)  Operating Expenses        4,494,929.10     4,383,408.84
    (b)  Interest Expense            298,169.48       342,536.08
    (c)  Depreciation                285,366.00       293,000.00
    Total Costs and Expenses       5,078,464.58     5,018,944.92
5.  Income (Loss) before taxes
    on income & extraordinary
    items                            764,456.81  (    816,993.62)
6.  Discontinued Operations                 -0-              -0-
7.  Provisions for taxes on
    income                           259,915.32              -0-
8.  Income or (Loss)                 504,541.49  (    816,993.62)
9.  Minority interest in
    profit (loss) of
    subsidiary                       184,804.78  (    191,156.14)
10. Income (Loss) before
    extraordinary items              319,736.71  (    625,837.48)
11. Income tax benefit of
    net operating loss
    carryover and minority
    share of tax                     259,915.32              -0-
12. Net Income (Loss)                579,652.03  (    625,837.48)
13. Earnings (Loss) per share:
    ($625,837.48) : 9,965,015
    issued and outstanding                                  (.06)
    $579,652.03 : 9,963,015
    issued and outstanding                 .058
14. Dividends per share                     -0-              -0-

The results for interim periods are not necessarily indicative of results to be expected for the year.

The information furnished for Western Standard Corporation reflects adjustments which are, in the opinion of management, necessary to a fair statement of the results for this interim period.








PART 1, ITEM 1, 2 (1)(iii)
                            FORM 10QSB

                   WESTERN STANDARD CORPORATION

              CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Unaudited

                                   For the Six (6) Months Ended
                                  Jun. 30, 2002    Jun. 30, 2001
INCREASE (DECREASE) IN CASH:
  Cash flows from operating
  activities:
    Cash received from
      customers                  $ 6,010,250.24   $ 3,886,965.90
    Cash paid to suppliers
      and employees             (  4,426,414.22) (  3,999,633.66)
    Interest paid               (    298,169.48) (    342,536.08)
    Interest received                  1,491.76              -0-
                                 --------------   --------------
      Net cash provided
        (used) by operations     $ 1,287,158.30  ($   455,203.84)
                                 --------------   --------------
  Cash flows from investing
  activities:
    Increase borrowing - SK
      Land LLC                   $          -0-   $   163,447.00
    Reduction in loans to
      officer                          3,000.00              -0-
    Capital expenditures        (     82,298.45) (    171,844.24)
    (Increase) decrease in
      restricted cash                 20,446.27         5,803.26
    (Increase) reduction in
      Snow King Center loan           47,802.23         5,063.98
    Repayment (loan) Loveridge
      receivable                (     78,000.00)       49,516.86
                                 --------------   --------------
      Net cash provided
        (used) by investing
        activities              ($    89,049.95)  $    51,986.86
                                 --------------   --------------
  Cash flows from financing
  activities:
    New loans                    $   135,000.00   $   630,000.00
    Principal payments to
      banks                     (  1,203,825.97) (   227,405.80)
                                 --------------   --------------
      Net cash provided
        (used) by financing
        activities              ($ 1,068,825.97)  $   402,594.20
                                 --------------   --------------
Net increase (decrease) in
  cash                           $   129,282.38  ($       622.78)
Cash at beginning of year            262,654.88       380,056.36
                                 --------------   --------------
Cash at end of quarter           $   391,937.26   $   379,433.58
                                 ==============   ==============


RECONCILIATION OF NET INCOME TO
NET CASH USED BY OPERATING ACTIVITIES:

Net income (loss)                $   579,652.03  ($   625,837.48)
Adjustments:
  Depreciation and amortization      285,366.00       307,166.00
  Increase in advance deposits       295,502.49       136,807.80
  (Increase) in accounts
    receivable                  (    271,996.47) (    312,985.40)
  Decrease in prepaid expenses       103,855.09       105,224.82
  Decrease (increase) in
    inventories                 (      4,003.45)          230.61
  (Decrease) increase in
    accounts payable and
    accrued expenses            (     32,508.82)      125,345.95
  Decrease in Loveride
    receivable                  (      1,224.28)             -0-
  Decrease in pre-opening
    costs                              2,396.34              -0-
  Cost if land sold                  145,314.59              -0-
  Allocation of minority
    interest in profit
    (loss) of subsidiary             184,804.78  (    191,156.14)
                                 --------------   --------------
Net cash provided (used)
  by operations                  $ 1,287,158.30  ($   455,203.84)
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

           Because of Snow King's reliance on the airlines to bring customers to Jackson, the effect the 911 tragedy had on our business was somewhat devastating and it seemed to turn off all previously interested buyers of the Snow King Resort. Sonnenblick-Goldman has ceased trying to locate a potential buyer for the Snow King Complex. The Snow King Board of Directors is exploring more efficient ways to manage the Complex to improve the bottom line.

           SALE OF ALPHORN MOTEL AND LOTS:

           In March 2002, lots 12, 13, 14 with buildings were sold by Snow King Resort for $1,080,000.00 and our unimproved lots 4, 5 and 6 were sold for $610,000.00 for a total of $1,690,000.00. The net proceeds were applied against debt.

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

      (v)  Material accounting changes

           None

PART I, Item 1, 2   (2)(iii)

                   Significant Equity Investors
                            Unaudited
                                                    January 1 to
                                                   Jun. 30, 2002

Sales                                             $ 5,831,236

Gross Income                                      $ 5,831,236

Net Income (Loss) from continuing operations      $   784,067
Less Minority Interest in profit or (loss) -
  23.57%                                          $   184,804

Net Income (Loss)                                 $   599,263

The above figures are for Snow King Resort, Inc., a Western
Standard Corporation subsidiary.  The Registrant owns approximately
76.43 percent of the outstanding Snow King Resort, Inc. voting stock.

PART II
                            FORM 10QSB

                   WESTERN STANDARD CORPORATION

                        Other Information

1.  Legal Proceedings.
    At June 30, 2002, one lawsuit had been filed against Snow King Resort by a doctor who was hurt while riding the Alpine slide. Our insurance company is handling the suit by the doctor. It is expected that the insurance company will cover all damages, if any.

    Another lawsuit may be filed by some airline stewardesses over an incident at the Snow King Resort.

2.  Change in Securities
    None

3.  Defaults upon senior securities.
    None

4.  Submission of matters to a vote of security holders.
    None

5.  Other information.
    None

6.  Exhibits and reports on Form 8-K.
    (a)  Exhibit 27 - Financial Data Schedule
    (b)  Reports on Form 8-K
         No form 8-K was filed during this quarter.

303(b) 2  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

   (a)  ANALYSIS OF FINANCIAL CONDITION:

        The Snow King Center which has been quite a drain on Westan's resources is doing much better financially. The airlines contemplate bringing in more flights this coming winter. Summer business is good at the Resort Complex. Previously reported refinancing, Increased revenues and cost cutting make the balance of the 2002 summer and the 2002-03 winter appear quite promising.

   (b)  Please refer to Sale of Alphorn Motel & Lots in
        Part I, item 1.  The sale and proceeds are non-recurring.

        Western Standard Corporation, the parent company, will have sufficient funds to cover its expenses during 2002 from cash reserves, oil and gas royalties, interest, and accounts receivable.

   (c)  RESULTS OF OPERATIONS:

        Net gain for the first six months of 2002 amounted to $764,456, compared to a net loss for the first six months of 2001 in the amount of $816,994.

        Profits and losses for the first six months of 2002 and 2001 came from:



        SOURCE                           2002          2001
                                     -----------    -----------
     Western Standard Corporation   ($    20,145)  ($     6,851)
     Snow King Resort, Inc.              784,067   (    811,015)
     Western Recreation Corporation          534            872
                                     -----------    -----------
                                     $   764,456   ($   816,994)
                                     ===========    ===========

Major increases and decreases in the first six months of 2002 from the same period in 2001 are:

     Total revenues decreased (excluding sale of Alphorn and lots
     in March, 2002 for $1,505,328)      ($   49,030)

     Caused by:
       Room rentals                      ($    8,810)
       Food and beverages                (    49,558)
       Mountain operation                     63,263
       Western Standard                  (    18,162)
       Western Recreation                (       338)
       Condominium rentals               (    21,247)
       Other departments                 (    14,178)
                                         ------------
                                         ($   49,030)
                                         ============

     Total costs and expenses increased   $   64,388

       Room department:
         Labor costs                     ($   49,733)
         Operating expenses                    7,960
       Food department                   (    20,782)
       Beverages                         (     8,463)
       Ski area                               40,218
       Alpine slide                            1,937
       Condominiums                           38,201
       Other departments                 (    23,975)
       Administrative and general        (     6,863)
       Marketing department              (    39,294)
       Maintenance department            (    10,270)
       Energy department                 (     2,982)
       Property taxes                          3,630
       Insurance                               6,768
       Management fees                           140
       Interest-mortgage                 (    28,574)
       Closing costs-Alphorn lots            184,672
       Depreciation/amortization/
        loan fees                        (    21,205)
       WSC expense                       (     4,868)
       Miscellaneous                     (     2,129)
                                         ------------
                                          $   64,388
                                         ============






                            FORM 10QSB

                   WESTERN STANDARD CORPORATION

                            SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  WESTERN STANDARD CORPORATION
                                --------------------------------
                                          (Registrant)
Dated: August 9, 2002
                                --------------------------------
                                Stanford E. Clark, Pres., Treas.