Form 10QSB/A
period 2002-06-30
WESTERN STANDARD CORP
filed 2002-08-29
CIK 106318

U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                           FORM 10QSB-A

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

                                  WESTERN STANDARD CORPORATION
                                --------------------------------
                                          (Registrant)
Dated: August 28, 2002           /s/ Stanford E. Clark
                                --------------------------------
                                Stanford E. Clark, Pres., Treas.












































                                           EXHIBIT 99.1

            Certification of Chief Executive Officer
                of Western Standard Corporation


     I, S. E. Clark, certify that:

     In connection with the Quarterly Report on Form 10-QSB of Western Standard Corporation (the Company) for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, S. E. Clark, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                   Western Standard Corporation

                                   /s/ S. E. Clark
                                   ------------------------
                                   S. E. Clark,
                                   Chief Executive Officer
                                   August 28, 2002





























                                                EXHIBIT 99.2

            Certification of Chief Financial Officer
                of Western Standard Corporation

     I, S. E. Clark, certify that:

     In connection with the Quarterly Report on Form 10-QSB of Western Standard Corporation (the Company) for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, S. E. Clark, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                   Western Standard Corporation

                                   /s/ S. E. Clark
                                   -----------------------
                                   S. E. Clark,
                                   Chief Financial Officer
                                   August 28, 2002