Form 10QSB
period 2002-09-30
WESTERN STANDARD CORP
filed 2002-11-13
CIK 106318

U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10QSB

[X]         QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

          For Quarterly period ended September 30, 2002

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,963,015 common $.05 par at September 30, 2002.










PART 1, ITEM 1, 2, 3 (1)(i)




               CLIFFORD H. MOORE AND COMPANY, CPAs
                        205 South Broadway
                     Riverton, Wyoming  82501




                 INDEPENDENT ACCOUNTANT'S REPORT


     We have reviewed the accompanying interim financial statements required by the Securities and Exchange Commission
(SEC) form 10QSB of Western Standard Corporation and consolidated subsidiaries as of September 30, 2002, and for the nine month period then ended. These financial statements are the responsibility of the company's management.

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


                                   /s/ Clifford H. Moore and
                                       Company, CPAs
                                       Riverton, Wyoming
                                       November 4, 2002


















                            FORM 10QSB

                   WESTERN STANDARD CORPORATION

                    Consolidated Balance Sheet

                            Unaudited

                        September 30, 2002

Current Assets:
     Cash                                     $   510,047
     Accounts Receivable                          534,878
     Allowance for Doubtful Accounts         (     11,735)
     Notes receivable - officer                    10,000
     Inventory - at cost                           48,701
                                              -----------
       Total Current Assets                   $ 1,091,891
                                              -----------
Property & Equipment, Net of
     Accumulated Depreciation,
     Amortization and Depletion               $ 8,923,932
                                              -----------
Other Assets:
*    Accounts Receivable - Snow King Resort
       Center, Inc.                           $ 1,492,186
   Allowance for collectibility            (  1,425,000)
**   Investment in JH Spring Water                  5,410
     Prepaid expenses                              79,385
     Prepaid loan fees and leases                  37,579
     Leasehold Interest                            29,315
     Patronage capital                            235,114
     Other                                          1,165
     Pre-opening costs                              1,198
     Note receivable-Loveridge                     78,000
                                              -----------
         Total Other Assets                   $   534,352
                                              -----------
TOTAL ASSETS                                  $10,550,175
                                              ===========

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














PART 1, ITEM 1, 2, 3 (1)(i)
                            FORM 10QSB

                   WESTERN STANDARD CORPORATION

                    Consolidated Balance Sheet

                            Unaudited

                        September 30, 2002

Liabilities:
     Accounts Payable                           $   325,230
     Portion of Long Term Debt
       payable within one year                      256,625
     Advance Deposit                                255,969
     Accrued Expenses                               605,890
     Xerox notes                                        694
                                                -----------
         Subtotal                               $ 1,444,408

     Long Term Debt                               7,468,932
     Fee Payable - Officer                           90,000
                                                -----------
TOTAL LIABILITIES                               $ 9,003,340
                                                -----------
Minority Interest in Subsidiary
     2,150 shares of Class A stock
     in SKRI                                    $ 2,348,739
                                                -----------
STOCKHOLDERS INVESTMENT:
     Common Stock, $0.05 par
       value, 10,000,000 shares
       authorized, 9,965,015
       issued and outstanding
       at September 30, 2002                    $   401,201
     Capital in Excess of Par
       Value                                      3,334,701
     Accumulated Deficit                       (  4,537,806)
                                                ------------
         Net Stockholders
            Investment                         ($   801,904)
                                                ------------
TOTAL LIABILITIES AND CAPITAL                   $10,550,175
                                                ============












PART 1, ITEM 1, 2, 3 (1)(ii)
                            FORM 10QSB

                   WESTERN STANDARD CORPORATION
               Consolidated Statement of Operations

                            Unaudited

                   Profit and Loss Information

                                   Third Quarter    For the Nine Months Ended
                                 Ended September 30,        September 30,
                                     2002     2001       2002         2001

1.  Gross sales less discounts,
    returns and allowances       $4,107,742 $4,154,378 $8,445,336 $8,356,329
2.  Non-operating revenues-
      Gain on sale                      -0-        -0-  1,505,327        -0-
3.  Total of Captions 1 and 2     4,107,742 4,154,378   9,950,663  8,356,329
4.  Costs and Expenses
    (a)  Operating Expenses       2,696,332 2,605,834   7,191,260  6,989,243
    (b)  Interest Expense           152,691   281,349     450,860    623,885
    (c)  Depreciation               142,683   135,600     428,049    428,600
    Total Costs and Expenses      2,991,706 3,022,783   8,070,169  8,041,728
5.  Income (Loss) before taxes
    on income & extraordinary
    items                         1,116,036 1,131,595   1,880,494    314,601
6.  Discontinued Operations             -0-       -0-         -0-        -0-
7.  Provisions for taxes on
    income                          379,453   105,945     639,368    105,945
8.  Income or (Loss)                736,583 1,025,650   1,241,126    208,656
9.  Minority interest in
    profit (loss) of
    subsidiary                       79,699   268,789     264,503     77,633
10. Income (Loss) before
    extraordinary items             656,884   756,861     976,623    131,023
11. Income tax, benefit of
    net operating loss
    carryover and minority
    share of tax                    379,453   105,945     639,368    105,945
12. Net Income (Loss)             1,036,337   862,806   1,615,991    236,968
13. Earnings (Loss) per share:
    $1,615,991: 9,963,015
    issued and outstanding
    at 9/30/02                         .102                 0.162
    $236,968: 9,965,015
    issued and outstanding
    at 9/30/01                                   .084                   .024
14. Dividends per share                 -0-       -0-         -0-        -0-

The results for interim periods are not necessarily indicative of results to be expected for the year.

The information furnished for Western Standard Corporation reflects adjustments which are, in the opinion of management, necessary to a fair statement of the results for this interim period.




















PART 1, ITEM 1, 2, 3 (1)(iii)
                            FORM 10QSB

                   WESTERN STANDARD CORPORATION

              CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Unaudited

                                For the Third Quarter    For the Nine Months
                                  Ended September 30,     Ended September 30,
                                  2002          2001    2002           2001
INCREASE (DECREASE) IN CASH:
  Cash flows from operating
  activities:
    Cash received from
      customers                 $3,728,211   $4,243,286 $9,738,460 $8,130,252
    Cash paid to suppliers
      and employees            ( 2,740,932) ( 2,971,062)(7,167,346)(6,970,696)
    Interest paid              (   152,691) (   281,349)(  450,860)(  623,885)
    Interest received                  294          -0-      1,786        -0-
                                -----------  ----------  ---------  ----------
      Net cash provided
        by operations           $  834,882   $  990,875 $2,122,040 $  535,671
                                ----------   ---------- ---------- ----------
  Cash flows from investing
  activities:
    Condominium preopening costs$    3,595  ($    4,793) $   3,595($    4,792)
    Reduction in accounts
      receivable-officer               -0-          -0-      3,000        -0-
    Capital expenditures        (  139,583) (   135,549)(  221,881)(  307,393)
    (Increase) decrease in
      restricted cash                  -0-          -0-     20,446      5,803
    (Increase) reduction in
      Snow King Center loan         26,244       17,305     74,046     22,369
    SK Land LLC Payable                -0-  (   160,000)       -0-      3,447
    Repayment (loan)
      Loveridge Receivable             -0-          -0- (   78,000)    49,516
                                 ---------   ----------  ---------  ---------
      Net cash provided
        (used) by investing
        activities              ($ 109,744) ($  283,037)($ 198,794)($ 231,050)
                                 ---------   ----------  ---------  ---------
  Cash flows from financing
  activities:
    New loans                    $     -0-   $      -0-  $ 135,000 $     -0-
 Principal payments to
      banks                     (  607,028) (   711,613)(1,810,854)(  309,019)
                                 ---------   ----------  ---------  ---------
      Net cash provided
        (used) by financing
        activities              ($ 607,028) ($ 711,613)($1,675,854)($ 309,019)
                                 ---------   ---------  ----------  ---------
Net increase (decrease) in
  cash                           $ 118,110  ($   3,775) $ 247,392 ($    4,398)
Cash at beginning of period        391,937     379,433    262,655     380,056
                                 ---------   ---------  ---------  ----------
   Cash at end of quarter        $ 510,047   $ 375,658  $ 510,047  $  375,658
                                 =========    ========  =========   =========













RECONCILIATION OF NET INCOME
TO NET CASH USED BY OPERATING
ACTIVITIES: FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                      2002      AND     2001

Net income (loss)                $ 1,615,991      $   236,968
Adjustments:
  Depreciation and amortization      428,049          449,849
  Decrease (increase) in
    advance deposits            (    115,269)         163,711
  Increase (decrease) in
    accrued expenses                  97,352     (    301,204)
  Decrease (increase) in
    accounts receivable         (    240,462)    (    223,327)
  Decrease in prepaid
    expenses                         165,334          183,912
  Decrease (increase)in
    inventories                        3,007               69
 (Decrease) increase in
    accounts payable            (    240,555)    (     51,940)
  Decrease in Loveridge
    receivable                  (      1,224)             -0-
  Cost of land sold                  145,314              -0-
  Allocation of minority
    interest in profit
    (loss) of subsidiary             264,503           77,633
                                 -----------      -----------
Net cash provided (used)
  by operations                  $ 2,122,040      $   535,671
                                 ===========      ===========

PART I, ITEM 1, 2, 3 (2)
                            FORM 10QSB

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

      (v)  Material accounting changes

           None

PART I, Item 1, 2, 3  (2)(iii)

                   Significant Equity Investors
                            Unaudited
                                                    January 1 to
                                                   Sep. 30, 2002

Sales                                             $ 9,930,156

Gross Income                                      $ 9,930,156

Net Income (Loss) from continuing operations      $ 1,906,271
Less Minority Interest in profit or (loss) -
  23.57%                                          $   264,503

Net Income (Loss)                                 $ 1,641,768


The above figures are for Snow King Resort, Inc., a Western
Standard Corporation subsidiary. The Registrant owns approximately 76.43 percent of the outstanding Snow King Resort, Inc. voting stock.

PART 1, ITEM 1, 2, 3 (3)

                    Controls and Procedures

Under the supervision and with the participation of management, including our Chief Executive Officer/Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended within 90 days of the filing date of this report. Based on the evaluation, our Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced above.



PART II
                            FORM 10QSB

                   WESTERN STANDARD CORPORATION

                        Other Information

1.  Legal Proceedings.
    At September 30,2002, one lawsuit had been filed against Snow King Resort by a doctor who was hurt while riding the Alpine slide. Our insurance company is handling the suit by the doctor. It is expected that our insurance will cover any damages. At this time it is impossible to estimate any possible loss.

    Another lawsuit may be filed by some airline stewardesses over an incident at the Snow King Resort. No suit is filed as of November 5, 2002. Snow King Resort may file charges against the employee involved with the stewardess incident.

2.  Change in Securities
    None

3.  Defaults upon senior securities.
    None

4.  Submission of matters to a vote of security holders.
    None

5.  Other information.
    None

6.  Exhibits and reports on Form 8-K.
    (a)  Exhibit 99.1 & Exhibit 99.2
    (b)  Reports on Form 8-K
         Form 8-K dated 6/12/01 is the last Form 8-K filed.

303(b) 2  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

   (a)  ANALYSIS OF FINANCIAL CONDITION:

        The Snow King Center which has been quite a drain on Westan's resources is doing much better financially. The airlines contemplate bringing in more flights this coming winter. Summer business is good at the Resort Complex. Previously reported refinancing, increased revenues and cost cutting make the 2002 summer and the 2002-03 winter appear quite promising.

   (b)  Please refer to Sale of Alphorn Motel & Lots in Part I,
        Item l.  The sale and proceeds are non-recurring.

        Western Standard Corporation, the parent company, will have sufficient funds to cover its expenses during 2001 from cash reserves, oil and gas royalties, interest, and accounts receivable.

   (c)  RESULTS OF OPERATIONS:

        Net income for the first nine months of 2002 amounted to $1,880,494, compared to a net income for the first nine months of 2001 in the amount of $314,602.

        Profits and losses for the first nine months of 2002 and
        2001 came from:
        SOURCE                           2002          2001
                                     -----------    -----------
     Western Standard Corporation    ($   26,311) ($    15,644)
     Snow King Resort, Inc.            1,906,271       329,374
     Western Recreation Corporation          534           872
                                     -----------    -----------
                                     $ 1,880,494   $   314,602
                                     ===========   ===========

The first nine months in 2002 include $1,505,327 from the sale of the Alphorn Motel and its vacant lots.

Snow King Resort's business is very seasonal and can be affected considerably by temperatures, snow conditions and the airlines.
The third and fourth quarters produce the greatest revenue. Skiing conditions are looking optimistic at present as some natural snow has fallen and we have been making snow. Skiers bookings look favorable. One run on Snow King Mountain was opened for skiing and snowboarding on Saturday, November 9. The earliest ever for Snow King.

NINE MONTHS ENDED 9/30/02 COMPARED TO NINE MONTHS ENDED 9/30/01

Revenues for the 9 months ended 9/30/02 were $89,000 more than in 2001 after deducting the $1,505,327 non-recurring gain from the sale of the Alphorn Motel and lots. There was an increase of 4.8% in the number of rooms occupied and an increase in the average room rate of 74 cents.

Costs and expenses for the first 9 months in 2002 exceeded those in 2001 by $28,400. Interest decreased $173,000 and operating expenses increased $202,000.

JULY 1-SEPTEMBER, 2002 COMPARED TO JULY 1-SEPTEMBER 30, 2001

Revenues for the third quarter of 2002 were $46,636 less than in 2001.

Room rentals, mountain operations and condominium rentals increased and food and beverages and "Other" departments decreased.

OTHER
Merging the Center into Snow King Resort is on indefinite hold.
Snow King Resort is presently in compliance with bank covenants.

The Loveridge note to Snow King Resort in the amount of $78,000 was paid in full with interest in the month of October 2002.

A land acquisition of lot 3 Vine Street, Jackson, Wyoming in the amount of $35,865 was paid for over several years with ski tickets. Title has been conveyed to Snow King Resort. A survey revealed that part of a Snow King Resort's maintenance building was on the neighbors land so Snow King purchased the land and paid for it with ski tickets.


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

                                WESTERN STANDARD CORPORATION
                                ----------------------------
                                       (Registrant)

Dated: November 11, 2002        /s/ Stanford E. Clark
                                ----------------------------
                                Stanford E. Clark, President
                                                   Treasurer












































                Certification of Chief Executive
    of Western Standard Corporation pursuant to Section 302
               of the Sarbanes-Oxley Act of 2002

I, S. E. Clark, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Western Standard Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and








6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 11, 2002         /s/ S. E. Clark
                                -----------------------
                                Chief Executive Officer
















































            Certification of Chief Financial Officer of Western Standard Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, S. E. Clark, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Western Standard Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and








6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 11, 2002         /s/ S. E. Clark
                                -----------------------
                                Chief Financial Officer

















































                                         EXHIBIT 99.1

            Certification of Chief Executive Officer
                of Western Standard Corporation


     I. S. E. Clark, certify that:

     In connection with the Quarterly Report on Form 10-QSB of Western Standard Corporation (the Company) for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, S. E. Clark, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                   Western Standard Corporation

                                   /s/ S. E. Clark,
                                   -----------------
                                   S. E. Clark,
                                   Chief Executive Officer
                                   November 11, 2002




























                                           EXHIBIT 99.2

            Certification of Chief Financial Officer
                of Western Standard Corporation

     I, S. E. Clark, certify that:

     In connection with the Quarterly Report on Form 10-QSB of Western Standard Corporation (the Company) for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, S. E. Clark, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

    2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                   Western Standard Corporation


                                   /s/ S. E. Clark
                                   ----------------
                                   S. E. Clark,
                                   Chief Financial Officer
                                   November 11, 2002