Form 10KSB
period 2002-12-31
WESTERN STANDARD CORP
filed 2003-03-26
CIK 106318

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-KSB

[X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2002
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to
__________

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

Securities registered under       Name of exchange on which
Section 12(g) of the Act:  None            registered:
       (Title of Class)
________________________________         ________________________

Securities registered under Section 12(g) of the Act:


                   Common Stock, $.05 par value
                         (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year
$11,299,761


State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. The aggregate market value of the voting stock held by non-affiliates of the registrant was $293,145 based upon the average of the bid and asked prices of the common stock on February 24, 2003.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of March 15, 2003, there were 9,963,015 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE. None

The exhibit index begins on page 42.

             Transitional Small Business Disclosure
              Format (Check one):
              Yes      No X

                            PART I.

Item 1.  Description of Business.

Business Development

     Western Standard Corporation ("WSC") was incorporated under Wyoming law on February 24, 1955. WSC and its subsidiaries hold interests in and to mineral, oil and gas, and the Snow King Ski Area (the "Ski Area"), the 204 room, dining room, bar, convention center, Snow King Hotel (the "Hotel"), and the Snow King Complex (the "Complex") in Jackson, Wyoming. WSC's primary business activity is its operation of the Hotel, the Ski Area, and the Complex through its subsidiary, Snow King Resort, Inc. ("SKRI").

       The Snow King Complex is managed by Snow King Resort Management, Inc. ("SKRMI") pursuant to a management agreement with SKRI providing for a management fee equal to 2% of gross revenues. SKRMI is entirely owned and controlled by Manuel B. Lopez and Stanford E. Clark, officers and directors of WSC. This agreement expired 3/31/02 but was verbally extended to 12/31/02 by the SKRI Board of Directors. Effective 1/1/03 Mr. Clark will no longer share in any management fees. A work arrangement for Mr. Lopez is being negotiated.

     SKRI

     SKRI is a Wyoming corporation formed on December 28, 1990, by WSC to serve as a vehicle to accomplish a Restructuring fully explained in prior Forms 10-K and 10-KSB. The officers and directors of SKRI are as follows:

     Manuel B. Lopez, President and Director (a)
     Stanford E. Clark, Treasurer and Director (b)
     Clarene Law, Director
     Joseph Byron, Director
     Creed Law, Secretary
     James Peck, Director (c)
     Peter Wold, Director
     Max C. Chapman, Director

     (a) Mr. Lopez is also Vice President and a Director of Western Standard Corporation.

     (b) Mr. Clark is also President and a Director of Western
Standard Corporation.

     (c) Mr. Peck is also a Director of Western Standard
Corporation.  Effective March 2, 1999, he was appointed Corporate
Secretary.

     The principal executive offices of SKRI are located at 400
East Snow King Avenue, Jackson Hole, Wyoming, 83001, telephone number (307) 733-5200.

     As a result of restructuring, SKRI now owns all of the assets comprising the Ski Area and the Hotel. WSC now owns approximately 76.43% of the outstanding voting stock of SKRI. SKRI intends to operate the Complex in the same manner as it has been operated over the last several years.

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

Patents, Licenses, Franchises and Concessions

     SKRI owns a Resort liquor license which is subject to renewal each year. It has been renewed through 2003.

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

Number of Persons Employed

     During 2002, WSC, including its subsidiaries, because of the seasonality of its business, had between 263 and 191 employees, including its officers.

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

     (10) Alpine Slide.

     All of the above properties are subject to the lien of First
Interstate Bank as security for their loan.

     During 1992, SKRI transferred 1.3 acres of land to the town of Jackson for a location on which to construct an indoor skating rink.

                MINERAL AND OIL AND GAS PROPERTIES


     The following is a brief description of the mineral and oil and gas properties in which WSC held an interest as of December 31, 2002:

     A 5% net profit interest in Patented Uranium Such Claim No. 7 in Carbon County, Wyoming. It is not in production.


     Several small working interests in oil fields in Wyoming.





Item 3.  Legal Proceedings.

     At December 31, 2002, one lawsuit had been filed against Snow King Resort by a doctor who was hurt while riding the Alpine Slide. Our insurance company is handling the suit by the doctor. It is expected that our insurance will cover any damages. At this time it is impossible to estimate any possible loss.

     Another lawsuit may be filed by some airline stewardesses over an incident at the Snow King Resort. No suit is filed as of March 14, 2003. Each stewardess has requested a settlement of $25,000. Our insurance company has offered each $5,000 and is negotiating. It is impossible to estimate any final damages. The Teton County Attorney may file charges against the employee involved with the stewardess incident.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2002.

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

                                                              Bid Prices
                                                          Low          High
     2001
     First Quarter                                        .02           .08
     Second Quarter                                       .03           .08
     Third Quarter                                        .05           .05
     Fourth Quarter                                      .045           .08

     2002
     First Quarter                                        .05           .08
     Second Quarter                                       .05           .08
     Third Quarter                                        .04           .05
     Fourth Quarter                                       .03           .08


     As of December 31, 2002, there were approximately 3,449 holders of record of WSC's common stock.

     WSC has not paid any dividends on its common stock and does not expect to do so in the foreseeable future.



Item 6.  Management's Discussion and Analysis or Plan of Operation.

     Management recommends that the discussion below be read in conjunction with the Financial Statements and Notes thereto included in this Annual Report on Form 10-KSB as Item 7.

Liquidity and Capital Resources

     As explained in Item 1 of this Annual Report on Form 10-KSB, Western Standard Corporation completed a restructuring of its interests in the entire Snow King Complex in Jackson Hole, Wyoming, in March, 1992. This has placed all of the assets of Snow King, Incorporated and Snow King Partnership in a new company, Snow King Resort, Inc.

     It is believed that oil and gas revenues, rent, a small amount of interest and cash reserves, will make it possible for Western
Standard Corporation to meet its expenses in 2003.

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

     At December 31, 2001, Snow King Resort, Inc. failed to comply with one of the First Interstate Bank note covenants concerning cash flow. The bank consented to waive technical default for 2001. Snow King Resort, Inc. paid a fee to the bank of $5,000 for its noncompliance with the covenant.

     The proceeds from the sale of the Alphorn property were used to pay on the mortgage in 2002. The note was rewritten on March 15, 2002 to provide for a floating interest rate, reduced payments, and a monthly deposit of $8,000 to a debt service reserve account. The new note called for a principal payment of $350,000 on September 15, 2002. This provision was modified to a payment of $150,000 which was paid in December. The debt service reserve account is included in restricted cash on the balance sheet. At March 15, 2003 we were in compliance with the bank covenants. Also please refer to Note 4 of the Financial Statements.

     Revenues from the operations of Snow King Resort, Inc., a $630,000 line of credit from the First Interstate Bank of Casper, Wyoming who refinanced the Hotel, and limited additional borrowings are expected to be sufficient to allow Snow King Resort, Inc. to meet its principal, interest and other operating expenses during 2003.


     Snow King Resort is quite dependent on the airlines to bring customers. The fear of flying now that the war in Iraq has started may have an effect on gross revenues.

     Management has begun having sprinklers and hard wired smoke alarms installed in each room and hallway. It is estimated to cost approximately $500,000 and is to be completed in the spring of 2003. This will require additional borrowing.

     Because of economic conditions and the Iraq war, if revenues and additional borrowing are insufficient to cover cash needs, valuable land could be sold.

Results of Operations

     2002 vs. 2001

     Overall - 2002 ended with a net gain of $1,077,925 compared to a net loss of $536,320 in 2001. This includes $1,496,455 gain on the sale of property.

     Other revenue decreased from $15,350 in 2001 to $8,148 in 2002. The decrease was in interest income.

     Oil and Gas Segment

     Operating income of the Oil and Gas Segment decreased from $40,498 in 2001 to $27,123 in 2002. Also refer to item 1. above.

     Snow King Resort Segment
                                            2002          2001
REVENUES:
     Rooms                             $ 4,633,809   $ 4,521,758
     Food and beverage                   1,771,624     1,808,103
     Telephone                              38,557        42,838
     Ski area                              858,094       741,648
     Alpine Slide                          420,282       429,620
     Condominiums                        1,916,136     1,899,402
     Other                                 132,947       112,968
       Total revenues from operations  $ 9,771,449   $ 9,556,337
COST OF GOODS SOLD                         647,626       674,978
GROSS PROFIT                           $ 9,123,823   $ 8,881,359

EXPENSES:
     Wages                             $ 3,211,328   $ 3,010,534
     Utilities                             402,761       398,558
     Taxes and benefits                    751,924       618,197
     Supplies                              536,806       647,665
     Repairs                               679,506       566,887
     Advertising                           304,389       405,279
     Office                                312,412       273,993
     Interest                              557,319       807,351
     Insurance                             561,792       532,858
     Leases                                 25,468        61,122
     Forest Service fees                    15,586        12,376
     Legal and consulting                   28,443        18,232
     Management and guarantor fees         206,058       202,422
     Condominium expense                 1,254,068     1,163,702
     Depreciation                          507,662       529,808
     Amortization                           28,332        28,332
     Provision for uncollectible
       accounts                             79,900       102,500
     Retirement plan contribution            7,172         8,522
     Abandoned sale costs                   32,048           -0-
       Total expenses                  $ 9,502,974   $ 9,388,338
     Operating income (loss)          (    379,151) (    506,979)
     Gain on sale of Alphorn lots        1,496,455           -0-

NET INCOME (LOSS) BEFORE PROVISION
 FOR INCOME TAXES                      $ 1,117,304 ($    506,979)
Provision for income taxes                 379,883           -0-

NET INCOME (LOSS)                      $   737,421 ($    506,979)
Income tax benefit of loss carryover       379,883           -0-

NET INCOME (LOSS)                      $ 1,117,304 ($    506,979)

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

Supplemental Schedules:
     Schedule of Property, Equipment and Intangible
       Assets (2002) - Schedule A                           F-8
     Schedule of Accumulated Depreciation, Depletion
       and Amortization (2002) - Schedule A-1               F-9
     Schedule of Property, Equipment and Intangible
       Assets (2001) - Schedule B                           F-10
     Schedule of Accumulated Depreciation, Depletion
       and Amortization (2001) - Schedule B-1               F-11
     Schedule of Property, Equipment and Intangible
       Assets (2000) - Schedule C                           F-12
     Schedule of Accumulated Depreciation, Depletion
       and Amortization (2000) - Schedule C-1               F-13

Notes to Consolidated Financial Statements          F-14 to F-28






                 CLIFFORD H. MOORE AND COMPANY
                  Certified Public Accountants
                       205 South Broadway
                      Riverton, WY  82501



                  INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
and Stockholders of
Western Standard Corporation


     We have audited the accompanying consolidated balance sheets of Western Standard Corporation and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of shareholders' equity, operations, and cash flows, for the years ended December 31, 2002, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Western Standard Corporation and Subsidiaries as of December 31, 2002 and 2001, and the results of their operations and cash flows for the years ended December 31, 2002, 2001 and 2000, in conformity with generally accepted accounting principles.



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






                                   /s/ Clifford H. Moore & Co.
                                   March 10, 2003
                                   Riverton, Wyoming
































                               F-2

          WESTERN STANDARD CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                    DECEMBER 31, 2002 AND 2001
                              ASSETS
                                          2002          2001
CURRENT ASSETS:
  Cash                                $   307,271   $    262,655
  Accounts receivable (net of allowance
   for doubtful accounts of $12,757 in
   2002; $18,535 in 2001)                 297,501                  272,323
  Inventories                              55,430         51,708
  Prepaid expenses                        261,655        179,084
  Other prepaid expenses                   46,104         70,428
      Total current assets            $   967,961   $    836,198
PROPERTY AND EQUIPMENT:
  At cost net of accumulated
    depreciation of $6,114,690 and
    $5,792,445 in 2002 and 2001,
    respectively (Schedules A and B)  $ 8,908,204  $  9,254,166
OTHER ASSETS:
  Restricted cash                     $    34,614   $     20,446
  Account receivable - Snow King
    Resort Center, Inc. (Note 8 & 13)   1,583,780      1,566,232
  Allowance for doubtful receivable
    (Note 13)                        (  1,500,000) (   1,425,000)
  Leasehold interest, net of
    amortization (Note 9)                  37,201         58,393
  Other receivables - officer (Note 8)        -0-         10,000
  Other (Note 3)                           30,629         48,458
  Patronage capital, net of
    discount (Note 15)                    279,725        235,114
      Total other assets              $   465,949   $    513,643
TOTAL ASSETS                          $10,342,114   $ 10,604,007
          LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Accounts payable                    $   442,517   $    565,784
  Accrued expenses (Note 4)               527,530        508,538
  Advance deposits                        420,127        371,238
  Current maturity of debt (Note 5)       984,318        762,978
      Total current liabilities       $ 2,374,492   $  2,208,538
LONG-TERM LIABILITIES:
  Long-term debt (Note 5)             $ 7,133,356   $  8,639,127
  Fee payable - officer (Note 8)           90,000         90,000
      Total long-term liabilities     $ 7,223,356   $  8,729,127
MINORITY INTEREST IN SUBSIDIARY       $ 2,162,780   $  1,899,432
SHAREHOLDERS' EQUITY (DEFICIT):
  Common stock, $.05 par value,
    10,000,000 shares authorized,
    9,963,015 shares issued and
    outstanding at 12/31/02           $   401,201   $    401,201
  Capital in excess of par value        3,334,701      3,334,701
  Accumulated deficit                (  5,154,416) (   5,968,992)
      Total shareholders' (deficit)  ($ 1,418,514) ($  2,233,090)
TOTAL LIABILITIES AND
  SHAREHOLDERS EQUITY (DEFICIT)       $10,342,114   $ 10,604,007
          The accompanying notes to financial statements
            are an integral part of these statements.
                               F-3
          WESTERN STANDARD CORPORATION AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

       FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


                                                         Total
                     Capital   Capital                  share-
            Shares    stock   in excess  Accumulated    holders'
       outstanding  common   of par value   deficit      equity

BALANCE,
12/31/99 9,965,015 $ 401,201 $ 3,334,801 ($ 5,367,522)($ 1,631,520)
2000 net
loss           -0-       -0-         -0- (    184,645)(    184,645)
BALANCE,
12/31/00 9,965,015 $ 401,201 $ 3,334,801 ($ 5,552,167)($ 1,816,165)
2001 net
loss           -0-      -0-        -0- (    416,825)(    416,825)
Purchase
treasury
stock   (   2,000)      -0- (      100)         -0- (        100)
BALANCE,
12/31/01 9,963,015 $ 401,201 $ 3,334,701 ($5,968,992)($ 2,233,090)
2002 net
income         -0-      -0-          -0-    814,576      814,576

BALANCE,
12/31/02 9,963,015 $ 401,201 $ 3,334,701 ($5,154,416)($ 1,418,514)
























          The accompanying notes to financial statements are an integral part of these statements.

                               F-4

          WESTERN STANDARD CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                              2002          2001        2000
REVENUES:
  Snow King Resort        $ 9,768,035   $ 9,550,987  $ 9,956,641
  Oil and gas interests
    (Note 11)                  27,123        40,498       42,864
  Interest                      7,156        14,428       17,779
  Other                           992           922          -0-
  Gain on assets sold       1,496,455  (      6,720)         -0-
       Total revenues     $11,299,761   $ 9,600,115  $10,017,284

EXPENSES:
  Snow King Resort
    operating             $ 9,031,733   $ 8,650,343  $ 8,785,520
  Oil and gas interests        11,995        17,287       18,288
  Amortization                 28,332        28,332       28,332
  Depreciation                512,557       530,622      555,818
  Provision for doubtful
    accounts                    4,900         7,500        7,637
  Interest                    557,319       807,351      789,042
  Provision for Snow King
    Resort Center receivable
    collectibility             75,000        95,000       70,000
      Total expenses      $10,221,836   $10,136,435  $10,254,637

Net income (loss) before
  provision for income
  tax                     $ 1,077,925  ($   536,320)($   237,353)
Provision for income tax
  (Note 7)               (    366,495)          -0-          -0-
                          $   711,430  ($   536,320)($   237,353)

Benefit of tax loss
  carryovers (Note 7)         366,495           -0-          -0-
NET INCOME (LOSS)         $ 1,077,925  ($   536,320)($   237,353)
Minority interest in
 (net income) loss
  of subsidiary          (    263,349)      119,495       52,708
NET INCOME (LOSS)         $   814,576  ($   416,825)($   184,645)
INCOME (LOSS) PER COMMON
  SHARE (Computed on the
  weighted average number of
  shares outstanding for
  the year)               $     .0818  ($     .0418)($     .0185)
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING       9,963,015     9,964,861    9,965,015






          The accompanying notes to financial statements
            are an integral part of these statements.
                               F-5
          WESTERN STANDARD CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                               2002         2001         2000
INCREASE (DECREASE) IN CASH:
Cash flows from operating
activities:
  Cash received from
    customers              $9,786,039   $ 9,478,697  $10,032,516
  Cash paid to suppliers
    and employees         ( 9,214,872) (  8,572,994)(  8,871,030)
  Interest received             7,156        14,428       17,779
  Interest and prepayment
    penalties             (   557,319) (    807,351)(    789,042)
  Income tax paid                 -0-           -0-          -0-
                                                 Net cash provided (used)
       by operations       $   21,004   $   112,780  $   390,223
Cash flows from investing
activities:
  (Payments to) decrease
    in restricted cash    ($   14,168) ($    14,643) $    11,745
  Purchase treasury stock         -0-  (        100)         -0-
  Proceeds of sales of
    Alphorn lots            1,496,455           -0-          -0-
  Sales and retirement
    of assets                 149,039           -0-          -0-
  Investment in related
    corporation           (       100) (         30)(        100)
  Capital expenditures    (   315,635) (    296,986)(    669,509)
  Investment in Snow King
   Center                 (    17,548) (     53,540)(     66,541)
  Collection of note
   receivable                  10,000           -0-          -0-
   Net cash provided
    (used) by investing
    activities             $1,308,043  ($   365,299)($   724,405)
Cash flows from financing
activities:
  Borrowing from banks
    and leasing companies  $1,244,947   $ 1,161,599  $ 1,235,553
  Principal payments to
    banks and leasing
    companies             ( 2,529,378) ( 1,026,481)  (   797,628)
  Net cash provided
    (used) by financing
    activities            ($1,284,431)  $   135,118  $   437,925
Net increase (decrease)
  in cash                  $   44,616  ($   117,401) $   103,743
Cash at beginning of year     262,655       380,056      276,313
Cash at end of year        $  307,271   $   262,655  $   380,056

     Cash consists of cash on hand and cash in unrestricted bank accounts and short term cash investments.
 (These statements of cash flows are continued on the next page.)
          The accompanying notes to financial statements
            are an integral part of these statements.
                               F-6
          WESTERN STANDARD CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Continued)
       FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


                               2002         2001         2000

RECONCILIATION OF NET INCOME
TO NET CASH PROVIDED BY
OPERATING ACTIVITIES:
Net income (loss)          $   814,576   ($ 416,825)  ($ 184,645)
Adjustments to reconcile
  net income to net cash
  provided (used) by
  operating activities:
                                              Depreciation and
    amortization               540,889      558,954      584,150
                                              Increase (decrease) in
    advance deposits             48,889   (  119,037)   (   19,696)
  (Increase) decrease in
    accounts receivable   (     25,178)  (   25,515)      44,330
  (Increase) decrease in
    prepaid expenses      (     58,247)  (   46,314)       2,233
  Decrease (increase) in
    inventories           (      3,722)         664       14,369
  (Decrease) increase in
    accounts payable and
    accrued expenses       (    104,275)       141,066  (   50,738)
  Gain on Alphorn lots    (  1,496,455)          -0-         -0-
  Loss on investment               -0-         6,720         -0-
  Change in other
    receivables                 10,789        37,384  (   12,880)
  Provision for Snow King
   Resort Center
   receivable                   75,000        95,000      70,000
  Accrued interest -
    officer note                   -0-           800         800
  Increase in patronage
    capital               (     44,611) (        622)  (   4,992)
  Allocation of minority
    interest in subsidiary
    (loss) income               263,349 (    119,495)  (  52,708)
      Net cash provided
        by operations      $     21,004  $   112,780   $ 390,223








          The accompanying notes to financial statements are an integral part of these statements.

                               F-7
                           Schedule A
          WESTERN STANDARD CORPORATION AND SUBSIDIARIES

            PROPERTY, EQUIPMENT AND INTANGIBLE ASSETS

               FOR THE YEAR ENDED DECEMBER 31, 2002


                 Balance at                           Balance at
                  beginning   Additions                  end
Classification   of period     at cost   Retirements  of period

PROPERTY AND
EQUIPMENT:
  Land           $ 2,175,460   $  37,563   $ 145,315 $ 2,067,708
  Mineral claims
    and leases           500         -0-         -0-         500
  Producing oil
    and gas
    interests        265,719         -0-         -0-     265,719
  Machinery and
    equipment        142,107         -0-         -0-     142,107
  Hotel building
    and
    improvements   7,733,039      85,529      82,818   7,735,750
  Hotel furniture
    & fixtures     4,729,786     192,543     111,219   4,811,110

                $ 15,046,611  $  315,635   $ 339,352 $15,022,894

Property and equipment                               $15,022,894
Accumulated depreciation (Schedule B-1)             (  6,114,690)

                                             Property and equipment net of
    accumulated depreciation                         $ 8,908,204

Amortizable Assets:

  Costs of
    acquiring
    ski shelter
    lease       $    124,938  $       -0-  $     -0- $   124,938
  Accumulated
    amortization                                    (     87,737)

       Net                                           $    37,201

  Prepaid loan
    fees        $     50,000  $       -0-  $     -0- $    50,000
  Accumulated
    amortization                                    (     27,390)

       Net                                           $    22,610

          The accompanying notes to financial statements are an integral part of these statements.

                               F-8
                           Schedule A-1

         WESTERN STANDARD CORPORATION AND SUBSIDIARIES

      ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION

          OF PROPERTY, EQUIPMENT AND INTANGIBLE ASSETS

              FOR THE YEAR ENDED DECEMBER 31, 2002



                           Depreciation
                               and
                           amortization
                Balance at  charged to              Balance at
                 beginning  costs and                   end
Description     of period    expenses   Retirements  of period

PROPERTY AND
EQUIPMENT:
  Producing oil
    and gas
    interests  $   246,181   $     -0-    $     -0- $    246,181
  Machinery and
    equipment      107,556       4,886          -0-      112,442
  Hotel building
    and
    improvements 2,312,808     275,963       79,093    2,509,678
  Hotel furniture
    & fixtures   3,125,900     231,708      111,219    3,246,389

               $ 5,792,445   $ 512,557    $ 190,312 $  6,114,690

AMORTIZATION:
  Leasehold
    interest   $    66,545   $  21,192    $     -0- $     87,737

  Loan fees    $    20,250   $   7,140    $     -0- $     27,390















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

                    DECEMBER 31, 2002 AND 2001

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

                    DECEMBER 31, 2002 AND 2001

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  Continued:

Inventories:

     Food and beverage inventories at the hotel are carried at cost, computed on a first-in, first-out basis.

Restricted Cash:

     The company has certain bank accounts that it considers restricted as to use. These accounts are used to accumulate employee contributions for the profit sharing plan, for company health insurance, for payment of property taxes, and to accumulate funds for debt service in accordance with its debt agreement.

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

     Snow King Resort, Inc. acquired assets, and liabilities in several transactions closing on March 13, 1992.

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

     Snow King Resort, Inc. issued 2,500 shares of Class B stock to Western Standard for Western Standard's 50% interest in the assets of Snow King Partnership. These assets consisted of land, buildings and ski lifts. No value was assigned to these assets because they were acquired at Western Standard's basis of zero.

          WESTERN STANDARD CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    DECEMBER 31, 2002 AND 2001

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

     Western Standard Corporation and Snow King, Incorporated placed all their shares of Class B common stock of Snow King Resort, Inc. into a voting trust, granting to Manuel B. Lopez the sole right to vote such shares for the duration of the voting trust. The initial term of the voting trust was ten years, beginning in 1992. The agreement expired in 2002.

     Western Standard Corporation owns 49% of Snow King Resort Center, Inc. This investment was carried on Western Standard's books at $6,720, its cost. Snow King Resort Center has had a history of losses since its inception. During 2001, the investment in this corporation was written off under the equity method of accounting.

Accrued Vacation:

     Accrued expenses include accrued vacation liability of $128,587 and $120,462 at December 31, 2002 and 2001, respectively, for the employees of Snow King Resort, Inc.

Advertising:

     The Company's policy is to expense advertising costs as incurred. Advertising expenses for 2002 and 2001 were $304,389 and $405,279, respectively.

Retirement Plan:

     Snow King Resort, Inc. adopted a 401(k) retirement plan for its employees in 1994. Employees are covered by the plan after 12 months of full time employment. Employees contribute part of their salary to the plan. The Resort may match some portion of the employee contributions. At December 31, 2002 and 2001, the Resort had a liability for matching contributions of $7,172 and $8,522.

          WESTERN STANDARD CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    DECEMBER 31, 2002 AND 2001

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

NOTE 3:  OTHER ASSETS:

     Other assets include:
                                                 2002      2001
     Account receivable-officer                $    -0-  $  3,000
     Investment in stock (Snow King Resort
       Center and other)                          5,512     5,412
     Prepaid loan fees, net of amortization      22,610    29,750
     Incorporation costs                          1,163     1,163
     Account receivable, Love Ridge
       Development                                1,344     9,133
                                               $ 30,629  $ 48,458

NOTE 4:  LIABILITIES:

     Accrued expenses consist of the following:

                                               2002       2001

     Accrued payroll                         $ 123,346  $  98,954
     Accrued vacation                          128,587    120,462
     Accrued interest                           21,782     47,584
     Payroll, sales and property taxes         143,998    101,695
     Profit sharing plan                         7,172      8,522
     Other                                     102,645    131,321
                                             $ 527,530  $ 508,538

          WESTERN STANDARD CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 31, 2002 AND 2001

NOTE 5:  LONG AND SHORT TERM DEBT:
                                             Portion
2002:                 Interest             due within   Long term
             Security   rate     Balance    one year     portion
Leases:
Xerox Corp.
  Leases      Copiers  Various $       238   $     238 $      -0-

Notes Payable:
First Interst. Real
Bank, monthly  estate   Floating
payments of    furn/fixt   prime
$79,286        leases,     plus
               permits   1.12% $ 7,524,859   $ 391,503 $7,133,356

First Interst. Liquor   Floating
Bank, line of  license,  4.625%
credit, due    real est.,   at
12/15/03       leases and  12/31/02
               permits             380,000     380,000        -0-

A1 Credit
Ins. note,
monthly
payments
$30,986,
due 7/9/02  Unsecured   6.07%      212,577     212,577        -0-
      Total notes payable      $ 8,117,436   $ 984,080 $7,133,356

TOTAL LONG AND SHORT TERM DEBT $ 8,117,674   $ 984,318 $7,133,356

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

          WESTERN STANDARD CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    DECEMBER 31, 2002 AND 2001


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

     The proceeds from the sale of the Alphorn property were applied to payments on the First Interstate Bank mortgage in 2002. The note was rewritten on March 15, 2002 to provide for a floating interest rate, reduced payments, and a monthly deposit of $8,000 to a debt service reserve account. The new note called for a principal payment of $350,000 on September 15, 2002. This provision was modified to a payment of $150,000 which was paid in December 2002.

     Principal payments due on the long and short term notes for the next four years are as follows:

     2003                           $   984,080
     2004                               413,015
     2005                               435,710
     2006                             6,284,631

                                    $ 8,117,436

     Manuel B. and Deborah Lopez are guarantors on the debt to the extent of one million dollars. Snow King Resort pays them a guarantor's fee of $1,000 per month. The loan requires Snow King
Resort, Inc. to maintain a certain level of cash flow.

          WESTERN STANDARD CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    DECEMBER 31, 2002 AND 2001

NOTE 5: LONG AND SHORT TERM DEBT; Continued:

Short term borrowings information:
                                       2002        2001

     Balance at end of year          $ 592,577   $ 493,074
     Range of interest rates      4.625%-6.69% 5.125%-8.5%
     Maximum outstanding             $ 741,671   $ 682,492
     Average outstanding,
       computed by weighted
       average of end of
       month balances                $ 409,546  $ 455,130
     Weighted average interest
       rate computed
       by total interest due,
       divided by average
       note balance                       4.8%       6.6%

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

     Under this Plan, shares have been granted in prior years. No stock bonuses were issued in 2002 or 2001. The Plan provides that, at the discretion of the Executive Committee of the Board of Directors, a cash bonus in the approximate amount of the income tax related to the stock bonus may be paid to such employees. No such cash bonuses have been paid as of December 31, 2002 or 2001.

     Snow King Resort, Inc. has granted an option to purchase up to 3,000 shares of Class B common stock of Snow King Resort, Inc. to Manuel and Deborah Lopez. The option price has been set at $140 per share. The option was not exercised in 2002 or 2001. The option expired April 13, 2002.

NOTE 7:  FEDERAL INCOME TAXES:

     Western Standard Corporation and its subsidiaries filed
consolidated income tax returns in 1993 and prior years.   Western
Standard's ownership in Snow King Resort, Inc. dropped below 80% in 1994. Separate income tax returns for Snow King Resort, Inc. have been filed since 1994. Western Standard's net operating loss carryover at December 31, 2002 is approximately $338,183, which will begin to expire in 2003 if not used.
                               F-20

          WESTERN STANDARD CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    DECEMBER 31, 2002 AND 2001

NOTE 7:  FEDERAL INCOME TAXES:  Continued:

     Snow King Resort, Inc. succeeded to the net operating loss of Snow King, Incorporated of approximately $999,000. The net operating loss carryovers from Snow King, Incorporated have limited deductibility of approximately $84,000 per year. These allowed carryovers and Snow King's losses have accumulated to $1,471,130 at December 31, 2002. Tip credit carryovers of approximately $24,000 have been earned, which will begin to expire in 2009 if not used.

     Western Standard has provided for income taxes on its income statement at statutory rates. Its net operating loss carryovers have eliminated any tax liability.

     A deferred income tax asset has been established to reflect the tax consequences for future years of temporary timing differences of revenue and expense items for financial statement and income tax reporting purposes.

     The deferred income tax asset account consists of the income tax effect at 34% of the following items:
                                           For the years ended
                                               December 31,
                                            2002        2001
     Net operating loss carryovers      $   615,166   $1,005,298
     Depreciation difference           (    238,165) (   207,922)
     Credit carryovers                        8,203       18,187
     Other                             (        387) (     2,352)
                                        $   384,817   $  813,211
     Less valuation allowance          (    384,817) (   813,211)
         Deferred tax asset             $       -0-   $     -0-

     A valuation allowance equal to the balance of the account has been established due to the uncertainty of realizing the future benefit of these credit and loss carryforwards. The future benefit is dependent upon future profitability of the company, or profitable sale of its assets.

     The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate of 34% to income (loss) items before income taxes. The items causing this difference are as follows:
                                           2002        2001
     Tax at statutory rate               $ 366,495  ($182,349)
     Depreciation difference            (   30,243) (  57,659)
     Provision for Center collectibility    25,500     32,300
     Patronage capital discount              9,041      4,805


                               F-21


          WESTERN STANDARD CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    DECEMBER 31, 2002 AND 2001

NOTE 7:  FEDERAL INCOME TAXES:  Continued:

     Nondeductible expense                   2,590      3,924
     Loss on discarded assets                  150        101
     Other net                                 445      3,111
                                         $ 373,978  ($195,767)
     Valuation allowance/ effect of
       loss carryovers                  (  373,978)   195,767
     Net provision for income tax        $     -0-   $    -0-

     Western Standard's income tax returns through 1976 were examined by the Internal Revenue Service in 1978, and were accepted as filed.

     The federal tax loss for Western Standard and Western Recreation is approximately $39,000 for 2002. The taxable income for Snow King Resort, Inc. for 2002 is approximately $1,082,000. The federal tax return loss for 2001 was $29,000 for Western Standard and Western Recreation; and a $551,000 net loss for Snow King Resort, Inc. The federal tax return loss differs from net financial loss because of depreciation differences and differences in deductions.

NOTE 8:  RELATED PARTY TRANSACTIONS:

     Snow King Resort, Inc. is managed by a corporation, Snow King Resort Management, Inc., which is controlled by two officers and directors of Western Standard. The Resort pays a management fee of 2% of sales to Snow King Resort Management, Inc. At December 31, 2002, Snow King Resort, Inc. owed the management company $26,678 in management fees. Snow King Resort, Inc. incurred management fees totaling $190,422 in 2001 and $194,058 in 2002.

     The management agreement expired in April 2002. It was extended at the same terms through December 31, 2002. A new agreement is being negotiated.

     An officer of Western Standard Corporation owes a note payable to Western Standard which carries an interest rate of 7%. This note had a balance of $10,000 at December 31, 2001. It was paid off in December 2002.

     Western Standard agreed to pay a fee of $100,000 to the officer for structuring the Snow King Resort, Inc. asset purchase. $10,000 of this fee was paid in 1992, and the remaining $90,000 is shown as a noncurrent liability on the financial statements.

     The shareholders of Snow King Resort, Inc. formed a related corporation, Snow King Resort Center, Inc., to operate and lease the Town of Jackson's skating rink facility. The facility can be

                               F-22


          WESTERN STANDARD CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    DECEMBER 31, 2002 AND 2001

NOTE 8: RELATED PARTY TRANSACTIONS: Continued:

used to house conventions, exhibitions, and large banquets. The facility is operated in conjunction with the Resort. Western Standard owns 49% of Snow King Resort Center, Inc. Since Western Standard does not own a controlling interest in Snow King Resort Center, Inc., that corporation's transactions are not included in these consolidated statements. During 2002, Snow King Resort, Inc. advanced $17,547 to Snow King Resort Center, Inc. During 2001, Snow King Resort, Inc. advanced $53,541 to Snow King Resort Center, Inc. The total amount receivable from Snow King Resort Center, Inc. at December 31, 2002 is $1,583,780. An allowance for collectibility of $1,500,000 has been established to reduce the advances to a net realizable value equal to Snow King Resort Center's book value of assets. The allowance was increased by $95,000 in 2001 and $75,000 in 2002.

     There is no formal agreement between the Corporations to fund the Center's operations.

     Snow King Resort Center, Inc. information:

                                     2002                2001

          Sales                  $  683,652          $  683,614
          Gross profit           $  231,946          $  200,745
          Net loss              ($   59,279)        ($   98,626)

          Total assets           $  100,506          $  140,927

          Liabilities            $   50,900          $   49,590
          Owed to Snow King
            Resort, Inc.          1,583,780           1,566,232
          Stockholders equity   ( 1,534,174)        ( 1,474,895)

          Total liabilities      $  100,506          $  140,927

     Love Ridge Development, LLC is a partnership formed to develop Snow King Resort, Inc.'s properties and adjacent land owned by SK Land Limited Liability Company. Its major partners are also share-holders in Snow King Resort, Inc. Love Ridge is building condominiums adjacent to Snow King Resort, Inc. The condominiums will be rented to Resort guests.

     Love Ridge Development, LLC purchased three of the Alphorn lots from Snow King Resort, Inc. in 2002. During 2002, Snow King Resort, Inc. employees were used to ready the condominiums for rental. Love Ridge reimbursed Snow King Resort, Inc. for these expenses in the amount of $65,627. $1,344 was unpaid at December 31, 2002.
                               F-23
          WESTERN STANDARD CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    DECEMBER 31, 2002 AND 2001

NOTE 9:  LEASEHOLD INTEREST:

     Snow King Resort, Inc. leases a ski shelter from the Town of
Jackson.   Snow King Resort Center, Inc. leases the skating rink
part of the building. Costs of acquiring a leasehold of $42,538 are being amortized over the 30 year life of the original lease at $1,418 per year.

     The lease called for monthly payments to the Town of Jackson, and supplemental rent based on gross revenues generated by the facility. During 1999, the Resort prepaid $82,400 of its lease liability, reducing its monthly payments to $900 per month. This $82,400 was recorded as additional lease cost. This amount is being amortized over the remaining life of this part of the lease at $1,648 per month.

     Minimum lease payments will be $10,800 per year or a total of $54,000 over the next five years. Supplemental rent is due when revenues from ski lifts exceed certain levels. Supplemental rents have been less than $1,200 for several years. Supplemental rent due at December 31, 2002 is $324.

NOTE 10:  OIL AND GAS DISCLOSURES:

     Western Standard's percentage royalty ownership in its oil production wells is very small. The production from the producing wells is nominal and has exceeded their original reserve estimates. Management believes that the cost of obtaining the information for oil and gas disclosure exceeds the benefits. Therefore, the reserve information for the required oil and gas disclosure is not available. Western Standard is not the operator of any of the producing wells or properties and has no control over any of them.

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

     Western Standard's oil and gas revenues have been dominated by two buyers, KN Energy and 88 Oil. These buyers purchased the following amounts of oil and gas in the following years:
                                           88 Oil    KN Energy

          1997                            $ 13,149    $ 13,953
          1998                            $  7,779    $  9,350
          1999                            $  8,739    $ 14,664
          2000                            $  9,759    $ 30,716
          2001                            $  7,638    $ 30,028
          2002                            $  5,892    $ 18,645

                               F-24
          WESTERN STANDARD CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    DECEMBER 31, 2002 AND 2001

NOTE 11:  LEASES:

     Snow King Resort, Inc. acquired some equipment with capital leases. The leases have terms of 36 to 60 months. The following costs of equipment are included in property and equipment in accordance with these leases in 2002 and 2001:
                                           2002         2001

     Total lease-purchased assets        $ 263,545    $ 263,545
     Accumulated depreciation           (  229,206)  (  213,299)
           Net assets                    $  34,339    $  50,246

     Presented below is a schedule by years of future minimum lease payments under the remaining capital leases with the principal net minimum lease payments as of December 31, 2002.

     Year ended December 31, 2003          $   238

     Principal amount of minimum
       lease payments                      $   238
     Current portion of principal
       amount                              $   238
     Long term portion of principal
       amount                                  $   -0-

NOTE 12:  CONTINGENT LIABILITIES AND COMMITMENTS:

     At December 31, 2001, Snow King Resort, Inc. failed to comply with one of the First Interstate Bank note covenants concerning cash flow. The bank consented to waive the technical default for 2001. The interest rate was adjusted to a floating rate at March 15, 2002 of the prime rate plus 1.125%. Snow King Resort, Inc. paid a fee to the bank of $5,000 for its noncompliance with the covenant.

     At December 31, 2002, Snow King Resort, Inc. was in compliance with its loan covenants.

     During 2003, Snow King Resort, Inc. plans to install a sprinkler system in its hotel rooms. Although the estimated cost is not yet available, the expenditure is expected to be substantial.

     Snow King Resort, Inc. has been sued by an individual involved in an accident on the Alpine Slide. The suit is being defended by the insurance carrier. The lawsuit is in the pretrial stage. It is impossible to estimate any possible range of loss that Snow King Resort, Inc. may incur.

          WESTERN STANDARD CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    DECEMBER 31, 2002 AND 2001

NOTE 13:  LIQUIDITY:

     At December 31, 2002 and 2001, Snow King Resort, Inc. had negative working capital which caused difficulties in paying its current operating obligations. The cash flow shortfalls arose in part because of seasonal fluctuations in sales. Other factors contributing to the cash flow problems were cash advances to Snow King Resort Center, Inc., debt service costs, unprofitable operations, and purchases of fixed assets. These expenditures used cash that was therefore unavailable for payment of trade creditors.

     Collection of the $1,583,780 advanced to the Snow King Resort Center, Inc. over the last several years is dependent on future profitable operation of that facility or future sale. It is doubtful that the amount receivable will be collectible in the next year. An allowance of $1,500,000 has been established to reduce this account receivable to its estimated realized value. An agreement to merge Snow King Resort, Inc. and Snow King Resort Center, Inc. lapsed in 2002.

     Sale of Alphorn property:

     On March 20, 2002, Snow King Resort sold 3 lots of the Alphorn property for $1,080,000 to an unrelated individual. On March 28, 2002, Snow King Resort sold the remaining three lots of this property to Love Ridge Development, LLC for $610,000. Love Ridge is a partnership, some of whose partners are shareholders in Snow King Resort, Inc. The sales price was established by an appraisal. All of the net proceeds from both of these sales were applied to the mortgage at First Interstate Bank.

     Attempted sale of Resort:

     In 2001 Snow King Resort, Inc. entered into an agreement to obtain a buyer for the Resort properties. The Corporation incurred $32,048 in expenses connected with this proposed sale. No buyer was obtained. The contract to find a buyer for the Resort properties expired in 2002.

NOTE 14:  INDUSTRY SEGMENT INFORMATION:

     Western Standard Corporation's major operations are in oil and gas working interests and, through Snow King Resort, Inc. its 76% owned subsidiary, the resort industry. Selected information concerning those industry segments is presented below:

          WESTERN STANDARD CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    DECEMBER 31, 2002 AND 2001

NOTE 14: INDUSTRY SEGMENT INFORMATION: Continued:

                           2002           2001           2000
REVENUE - oil and gas
  interests            $    27,123   $     40,498   $     42,864
PRODUCTION COSTS      (     11,995) (      17,287) (      18,288)
OPERATING INCOME -
  oil and gas          $    15,128   $     23,211   $     24,576
IDENTIFIABLE ASSETS
  (at net book value)  $    28,716   $     28,716   $     28,716
CAPITAL EXPENDITURES   $       -0-   $        -0-   $        -0-
PROFIT OR (LOSS)      ($    39,379) ($     29,341) ($     13,732)

REVENUE - Snow King
  Hotel Segment        $ 11,267,904  $  9,556,337   $  9,964,724
OPERATING INCOME       $    714,171  $  1,158,512   $  1,149,571
DEPRECIATION           $    507,671  $    529,808   $    555,818
IDENTIFIABLE ASSETS
  (at net book value)  $ 10,211,303  $ 10,433,995   $ 10,784,284
CAPITAL EXPENDITURES   $    315,635  $    272,557   $    669,509
PROFIT OR (LOSS)       $  1,117,304 ($    506,979) ($    223,621)

     A reconciliation from the segment information to the consolidated balances for net loss and assets is set forth below.
                           2002           2001           2000
Segment income
from operations:
  Oil and gas          $    15,128   $     23,211   $     24,576
  Snow King Hotel          714,171      1,158,512      1,149,571
  Other income               4,734          3,280          9,696
  Gain on assets sold    1,496,455            -0-            -0-
Expenses:
  Depreciation        (    512,557) (     530,622) (     555,818)
  Amortization        (     28,332) (      28,332) (      28,332)
  Interest            (    557,319) (     807,351) (     789,042)
  Other expenses      (     54,355) (     355,018) (      48,004)
Consolidated net
  income (loss)       ($ 1,077,925) ($    536,320) ($    237,353)
Segment assets:
  Oil and gas          $     28,716  $     28,716   $     28,716
  Snow King Hotel        10,211,303    10,433,995     10,784,284
  Cash                       77,157       101,429        146,281
  Property & equipment       20,988        25,873          2,258
  Other assets                3,950        13,994         21,741
Consolidated total
  assets               $ 10,342,114   $10,604,007   $ 10,983,280

          WESTERN STANDARD CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    DECEMBER 31, 2002 AND 2001

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

     Patronage Capital-Lower Valley Power and Light is as follows:

                                 Capital                  Net
                                Allocated    Discount    Value

      Allocations 1984-1999     $ 410,204   $ 205,562   $ 204,642
      1999 allocated in 2000       48,897
      Payment of 1985 & part
        of 1999                (   17,283)
      Early payment discount
        for 1999 allocation    (    7,552)
      Amortization of discount             (    5,789)
        12/31/00 balances       $ 434,266   $ 199,773   $ 234,493

      2000 allocated in 2001       55,935
      Payment of 1985 & 1986   (   27,619)
      Early payment discount
        for 2000 allocation    (   45,182)
      Payment of 2000
        allocation             (   10,753)
      Amortization of discount             (   28,240)
        12/31/01 balances       $ 406,647   $ 171,533   $ 235,114

      2001 allocated in 2002    $  48,326
      Payment of 2001
        allocation             (   18,021)
      Early payment discount
        for 2001 allocation    (   30,305)
      Payment of 1987 capital  (   12,734)
      Amortization of discount             (   57,345)
        12/31/02 balances       $ 393,913   $ 114,188   $ 279,725

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

                            PART III.

Item 9.  Directors, Executive Officers, Promoters and Control
Persons; Compliance with Section 16(a) of the Exchange Act.

     Information concerning each director and executive officer of WSC, including business experience for at least the past five years, is as follows:

     Stanford E. Clark, age 85, currently President, Treasurer, Comptroller and a director, has been President, Vice President, Treasurer, Comptroller and a Director of WSC from 1957 through 1969 and from 1974 to present. He has also been Vice President and a Director of Snow King Resort Management, Inc. since 1986 and Treasurer and a Director of Snow King Resort, Inc. since February, 1992.

     Manuel B. Lopez, age 59, currently Vice President and a director, has been a Vice President and Director of WSC since 1979. He is also an owner of management companies, manager of Snow King Complex, President and a Director of Snow King Resort Management, Inc. since 1986, and President and a Director of Snow King Resort, Inc. since February, 1992.

     James M. Peck, age 38 currently a director and Corporate Secretary, has been a director of WSC since January 1, 1988. Prior to such time, he was primarily a student and had no other business experience. Mr. Peck also owns and operates a miniature golf course in Jackson, Wyoming. He recently acquired a company that provides float trips on the Snake River near Jackson. He has been a Director and employee of SKRI since February, 1992. On March 2, 1999, the Board of Directors unanimously voted Mr. Peck to be the Corporate Secretary to replace Mr. Roylance.

     No family relationships exist between or among any of the directors and executive officers. No director serves as a director of any other company with a class of equity securities registered under the Securities Exchange Act of 1934 or a company registered as an investment company under the Investment Company Act of 1940.

     No director, officer, or beneficial owner of more than ten percent of the outstanding shares of WSC common stock failed to file on a timely basis, as disclosed in Forms 3, 4, and 5, and any amendments thereto, reports required by Section 16(a) of the Securities and Exchange Act of 1934 during the fiscal year ended December 31, 2002 or prior fiscal years, which are required to be disclosed herein.




Item 10.  Executive Compensation.

     The following table sets forth cash compensation paid by WSC, its subsidiaries and associated companies to its executive officers; one of which received in excess of $100,000 during the years ended December 31, 2002, 2001 and 2000.

                    Summary Compensation Table

                                          Other         All
Name and         Fiscal  Annual      Annual      Other
Principal Position Year   Salary   Compensation  Compensation
Stanford E. Clark   2002   $28,800       $  600      $ 49,670 (1)
Chief Executive
  Officer           2001   $28,800       $  600      $ 36,941 (1)
                    2000   $28,800       $  600      $ 46,466 (1)

Manuel B. Lopez     2002   $36,000       $6,359 (2)  $288,704 (3)
Vice President of
  WSC and Chief
  Executive Officer
  of SKRI           2001   $36,000       $7,028 (2)  $279,689 (4)
                    2000   $36,000       $8,629 (2)  $275,396 (5)
  _______________

(1) Amounts paid to Mr. Clark by SKRMI from fees paid to SKRMI by SKRI.

(2)  Incidental fringe benefits.

(3) Includes (i) $118,031 paid to Mr. Lopez by SKRMI from fees paid to SKRMI by SKRI; (ii) $12,000 paid to Mr. Lopez by SKRI for guaranteeing the First Interstate Bank loans; and (iii) $158,153 in fees and commissions paid to Mr. Lopez by SKRMI, and $600 in Director's fees paid by WSC.

(4) Includes (i) $92,358 paid to Mr. Lopez by SKRMI from fees paid to SKRMI by SKRI; (ii) $12,000 paid to Mr. Lopez by SKRI for guaranteeing the ORIX loan and the First Interstate Bank loans; and (iii) $174,731 in fees and commissions paid to Mr. Lopez by SKRMI, and $600 in Director's fees paid by WSC.

(5) Includes (i) $116,174 paid to Mr. Lopez by SKRMI from fees paid to SKRMI by SKRI; (ii) $12,000 paid to Mr. Lopez by SKRI for guaranteeing the First Interstate Bank loans; and (iii) $146,622 in fees and commissions paid to Mr. Lopez by SKRMI, and $600 in Director's fees paid by WSC.

     The Company pays directors $50 per meeting attended or $600 per year, whichever is greater. Directors are also reimbursed for reasonable out-of-pocket expenses incurred in connection with their duties.

Item 11.  Security Ownership of Certain Beneficial Owners and
Management.

     As of March 15, 2003, the only persons known by WSC to own beneficially more than 5% of the issued and outstanding common stock of WSC were:

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

     The following sets forth information as of March 15, 2003, concerning each director's and executive officer's ownership of common stock (WSC's only class of voting securities), on an individual basis and ownership by all directors and executive officers of WSC as a group:

                         Amount and Nature of       Percent
                         Beneficial Ownership          of
Name                     Direct       Indirect       Class

Stanford E. Clark
Living Trust, dated
5/24/93                  1,817,118      29,900(1)    18.54%

Deborah Wilson Lopez &
Manuel B. Lopez, TTEES
Deborah Wilson Lopez
Living Trust, dated
2/25/97                              1,000,000(2)    10.04%


Manuel B. Lopez &
Deborah Wilson Lopez, TTEES
Manuel B. Lopez Living
Trust, dated 2/25/97     1,235,104    --            12.39%

James M. Peck               20,000    --               .2%

Directors and Executive
Officers as a Group
(3 persons)              3,072,222   1,029,900      41.17%
_____________

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

     Stanford E. Clark, President and a director of WSC, and Manuel
B. Lopez, Vice President and a director of WSC, control and collectively own all of the outstanding capital stock of SKRMI. SKRMI managed the Hotel, the Ski Area, and the Snow King Resort Center pursuant to a management agreement with SKRI providing for a management fee equal to 2% of gross revenues. The management agreement expired 3/31/02 but was verbally extended to 12/31/02. Mr. Clark will no longer draw any compensation from SKRMI. Mr. Lopez is negotiating a working agreement with SKRI Board of Directors.

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

     On March 14, 1997, Mr. Lopez paid interest in the amount of $732.14 through December 31, 1996. A new note was issued in the amount of $10,000, to mature October 31, 1997, with interest increased to 9%. Interest was paid to 12/31/97 and a new note in the amount of $10,000 was signed by Mr. Lopez, effective 1/1/98, bearing 9% interest and matured December 31, 1998. A new note in the amount of $10,000 to mature December 31, 1999 at 8%, replaced the note that matured December 31, 1998. A new note in the amount of $10,000 at 8% to mature December 31, 2000 replaces the note that matured December 31, 1999. Interest for 1999 at 8% was paid in January, 2000. A new note in the amount of $10,000 at 8% interest, to mature 12/31/01, replaced the note that matured 12/31/00. Interest was paid through the year 2000. This note was replaced by another in the amount of $10,000 bearing interest at 7% to mature 12/31/02. Interest has been paid for 2001. This note and interest was paid to Westan in full in December 2002.

     On April 5, 1991, Snow King Partnership entered into a lease agreement with Wind River Ventures, Inc. ("Wind River"), a corporation owned and controlled by James M. Peck, a director of WSC, providing for the lease of property later owned by SKRI, to Wind River, for the purpose of conducting a miniature golf course business (the "Business") on such property. The initial term of the lease was from April 1, 1991 through March 31, 1997. The terms of the lease have been changed; the maturity date is March 31, 2008.

     On March 10, 1992, WSC granted Mr. Lopez a bonus of $100,000 in recognition of his efforts in successfully completing the Restructuring. The bonus is payable in two increments, $10,000, which was paid in 1992 and $90,000 in the future, if and when WSC is in a position to pay him such amount in a lump sum. The unpaid portions of the bonus will not accrue interest.

     Mr. Lopez and his wife, Deborah, are cosigners on the $630,000 at 8.125% interest line of credit of SKRI at First Interstate Bank of Casper, Wyoming. As such, they are personally liable for the outstanding amount of such line of credit. As of December 31, 2002, the outstanding principal amount of such line of credit was $380,000. For this guarantee and the guarantee of $1,000,000 of the hotel mortgage, Mr. and Mrs. Lopez were paid $1,000 per month through December 2002. Effective January 1, 2003, Mr. and Mrs. Lopez guarantee the amounts listed above but the $1,000 per month payment was discontinued. During the past several years, Messrs. Clark and Lopez have each been personally liable for certain of SKI's borrowings.

Item 13.  Exhibits.

     (a)  Exhibits:

     The following exhibits are filed herewith or incorporated by reference to previously filed documents:

     (3)  Articles of Incorporation and Bylaws                (A)
     (4)  Instruments defining the rights of
          security holders, including indentures              (B)
     (9)  Voting trust agreement                              (C)
     (10) Material contracts                                  (D)
     (11) Statement re:  computation of per share earnings    (E)
     (13) Annual or quarterly reports, Form 10-Q             None
     (16) Letter on change in Certifying Accountant          None
     (18) Letter re:  change in accounting principles        None
     (19) Previously unfiled documents                       None
     (22) Subsidiaries of the Registrant                      (F)
     (23) Published report regarding matters
          submitted to vote                                  None
     (24) Consents of experts and counsel                    None
     (25) Power of Attorney                                  None
     (28) Additional exhibits                                 (G)
     (29) Information from reports furnished to
          State Insurance authorities                        None
      99.1 Certification of CEO
      99.2 Certification of CFO
_______________

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

(C) A copy of the Voting Trust Agreement, dated March 12, 1992, by and among the Registrant, Snow King, Incorporated, and Manuel
     B. Lopez, as Trustee, was filed as Exhibit 91.9.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991, and is hereby incorporated by reference thereto. The voting trust expired March 12, 2002.

(D) The following material contracts are incorporated herein by reference thereto.

Exhibit

     - Lease Agreement, dated August 9, 1990, by between Snow King, Incorporated and Telerent Leasing Corporation (filed as Exhibit 90.10.3 to the Registrant's Annual Report on Form
               10-K for the year ended December 31, 1990, and hereby incorporated by reference thereto)

     -         Snow King Resort Operating Agreement, dated
               March 12, 1992, by and between Snow King Resort, Inc. and Snow King Resort Management, Inc. (filed as Exhibit 91.10.1 to the Registrant's Annual
               Report on Form 10-K for the year ended December 31, 1991, and hereby incorporated by reference thereto). This agreement expired March 12, 2002.

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

(F)  Filed with form 10KSB for 1997 as Exhibit 92.22.1

_______________

     (b) No reports on Form 8-K have been filed by the registrant during the fourth quarter of the year ended December 31, 2002.

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

94.4.11                                 Lease Agreement - Ski
                                        Shelter, Ski Lift and
                                        Mountain Tract

94.4.12                                 Lease Agreement - Ice Rink
                                        Tract

94.4.14                                 Ski Area Term Special Use
                                        permit to expire 12/31/
                                        2039 between the U.S.
                                        Forest Service and Snow
                                        King Resort, Inc.

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

Item 14.  Controls and Procedures

     Management of the Company recognizes their responsibility for maintaining effective and efficient internal controls and disclosure controls (the controls and procedures by which the Company ensures that information disclosed in annual and quarterly reports filed with the Securities and Exchange Commission ("SEC") is accurately processed, summarized and reported within the required time period). The Company has procedures in place for gathering the information that is needed to enable the Company to file required reports with the SEC, The Company's president is responsible for reviewing all quarterly and annual SEC reports.

     Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, within 90 days of the filing of this report. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

     There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced above.


                            SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   WESTERN STANDARD CORPORATION

Date: March 21, 2003               By:/s/ Stanford E. Clark
                                      Stanford E. Clark, President



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  March 21, 2003              /s/ Stanford E. Clark
                                   Stanford E. Clark
                                   President, Treasurer (Principal
                                   Executive, Financial and
                                   Accounting Officer) Comptroller
                                   and Director


Certifications

I, Stanford E. Clark, certify that:

  1.  I have review this annual report on Form 10-KSB of Western
Standard Corporation;

  2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

  3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

 4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation
        Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 21, 2003             By:/s/ Stanford E. Clark
                                    Stanford E. Clark, President

Certifications

I, Stanford E. Clark, certify that:

  1.  I have review this annual report on Form 10-KSB of Western
Standard Corporation;

  2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

  3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

 4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation
        Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 21, 2003             By:/s/ Stanford E. Clark
                                     Stanford E. Clark,
                                     Principal Financial and
                                     Accounting Officer



Exhibit 99.1

            Certification of Chief Executive Officer of Western Standard Corporation Pursuant to 18 U.S.C. 1350

     I, Stanford E. Clark, certify that:

     In connection with the Annual Report on Form 10-KSB of Western Standard Corporation (the "Company") for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stanford E. Clark, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                  /s/ Stanford E. Clark
                                  Chief Executive Officer
                                  Date: March 21, 2003

Exhibit 99.2

            Certification of Chief Financial Officer of Western Standard Corporation Pursuant to 18 U.S.C. 1350

     I, Stanford E. Clark, certify that:

     In connection with the Annual Report on Form 10-KSB of Western Standard Corporation (the "Company") for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stanford E. Clark, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                  /s/ Stanford E. Clark
                                  Chief Financial Officer
                                  Date: March 21, 2003