Form 10QSB
period 2003-03-31
WESTERN STANDARD CORP
filed 2003-05-07
CIK 106318

U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10QSB

[X]         QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

            For Quarterly period ended March 31, 2003

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,963,015 common $.05 par at March 31, 2003.










PART 1, ITEM 1, 2, 3 (1)(i)




               CLIFFORD H. MOORE AND COMPANY, CPAs
                        205 South Broadway
                     Riverton, Wyoming  82501




                 INDEPENDENT ACCOUNTANT'S REPORT


     We have reviewed the accompanying interim financial statements required by the Securities and Exchange Commission
(SEC) form 10QSB of Western Standard Corporation and consolidated subsidiaries as of March 31, 2003, and for the three month period then ended. These financial statements are the responsibility of the company's management.

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


                                   /s/ Clifford H. Moore and
                                       Company, CPAs
                                       Riverton, Wyoming
                                       May 6, 2003


















                            FORM 10QSB

                   WESTERN STANDARD CORPORATION

                    Consolidated Balance Sheet

                            Unaudited

                          March 31, 2003

Current Assets:
     Cash                                     $   275,131
     Accounts Receivable                          327,198
     Allowance for Doubtful Accounts         (     14,256)
     Inventory - at cost                           47,436
                                              -----------
       Total Current Assets                   $   635,509
                                                ---------
Property & Equipment, Net of
     Accumulated Depreciation,
     Amortization and Depletion               $ 8,839,644
                                              ------------
Other Assets:
*    Accounts Receivable - Snow King Resort
       Center, Inc.                           $ 1,579,403
     Allowance for collectibility            (  1,500,000)
**   Investment in JH Spring Water                  5,510
     Prepaid expenses                             226,447
     Prepaid loan fees and leases                  24,121
     Leasehold Interest                            39,417
     Patronage capital                            279,725
     Other                                          1,165
     Restricted cash                               21,368
                                              -----------
         Total Other Assets                   $   677,156
                                               ----------
TOTAL ASSETS                                  $10,152,309
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














PART 1, ITEM 1, 2, 3 (1)(i)
                            FORM 10QSB

                   WESTERN STANDARD CORPORATION

                    Consolidated Balance Sheet

                            Unaudited

                          March 31, 2003

Liabilities:
     Accounts Payable                           $   682,095
     Portion of Long Term Debt
       payable within one year                      272,499
     Advance Deposit                                290,460
     Accrued Expenses                               645,339
     First Interstate Bank line of credit           630,000
     Vehicle loan                                    57,818
     A-1 Credit                                     122,542
                                                -----------
         Subtotal                               $ 2,700,753

     Long Term Debt                               7,118,411
     Fee Payable - Officer                           90,000
                                                -----------
TOTAL LIABILITIES                               $ 9,909,164
                                                -----------
Minority Interest in Subsidiary
     2,150 shares of Class A stock
     in SKRI                                    $ 2,046,242
                                                -----------
STOCKHOLDERS INVESTMENT:
     Common Stock, $0.05 par
       value, 10,000,000 shares
       authorized, 9,963,015
       issued and outstanding
       at March 31m 2003                        $   401,201
     Capital in Excess of Par
       Value                                      3,334,701
     Accumulated Deficit                       (  5,538,999)
                                                ------------
         Net Stockholders
            Investment                         ($ 1,803,097)
                                                ------------
TOTAL LIABILITIES AND CAPITAL                   $10,152,309
                                                ============












PART 1, ITEM 1, 2, 3 (1)(ii)
                            FORM 10QSB

                   WESTERN STANDARD CORPORATION
               Consolidated Statement of Operations

                            Unaudited

                   Profit and Loss Information

                                           For the (3) Three Months
                                                Ended March 31,
                                             2003           2002

1.  Gross sales less discounts,
    returns and allowances               $2,273,187      $2,408,044
2.  Non-operating revenues-
      Gain on sale                                        1,505,328
3.  Total of Captions 1 and 2             2,273,187       3,913,372
4.  Costs and Expenses
    (a)  Operating Expenses               2,517,778       2,562,060
    (b)  Interest Expense                   113,848         211,723
    (c)  Depreciation                       142,683         142,683
    Total Costs and Expenses              2,774,309       2,916,466
5.  Income (Loss) before taxes
    on income & extraordinary
    items                               (   501,122)        996,906
6.  Discontinued Operations                     -0-             -0-
7.  Provisions for taxes on
    income                                      -0-         338,948
8.  Income or (Loss)                    (   501,122)        657,958
9.  Minority interest in
    profit (loss) of
    subsidiary                          (   116,538)        236,538
10. Income (Loss) before
    extraordinary items                 (   384,584)        421,420
11. Income tax, benefit of
    net operating loss
    carryover and minority
    share of tax                                 -0-        338,948
12. Net Income (Loss)                   (   384,584)        760,368
13. Earnings (Loss) per share:
    ($384,584): 9,963,015
    issued and outstanding
    at 3/31/03                               (.0386)
    ($451,383) 9,963,015
    issued and outstanding
    at 3/31/02                                                 .076
14. Dividends per share                         -0-             -0-

The results for interim periods are not necessarily indicative of results to be expected for the year.

The information furnished for Western Standard Corporation reflects adjustments which are, in the opinion of management, necessary to a fair statement of the results for this interim period.




















PART 1, ITEM 1, 2, 3 (1)(iii)
                            FORM 10QSB

                   WESTERN STANDARD CORPORATION

              CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Unaudited

                                        For the (3) Three Months
                                            Ended March 31,
                                           2003           2002
INCREASE (DECREASE) IN CASH:
  Cash flows from operating
  activities:
    Cash received from
      customers                        $2,127,847       $3,921,258
    Cash paid to suppliers
      and employees                   ( 2,071,085)     ( 2,353,019)
    Interest paid                     (   113,848)     (   211,723)
    Interest received                         231              -0-
                                       ----------      ------------
      Net cash provided
        by operations                 ($   56,855)      $1,356,516
                                       ----------       ----------
  Cash flows from investing
  activities:
    Acquisition of Resort Ass'n Shares(    10,810)      $      -0-
    Reduction in accounts
      receivable-officer                      -0-            3,000
    Capital expenditures              (    67,040)     (    10,165)
    (Increase) decrease in
      restricted cash                      13,246           20,446
    (Increase) reduction in
      Snow King Center loan                 4,379           61,996
     Repayment (loan)
      Loveridge Receivable                  1,344      (    78,000)
                                       ----------        ---------
      Net cash provided
        (used) by investing
        activities                    ($   58,881)     ($    2,723)
                                       ----------        ---------
  Cash flows from financing
  activities:
    New loans                          $  307,818       $  285,000
Principal payments to
      banks                           (   224,222)     ( 1,147,590)
                                       ----------        ---------
      Net cash provided
        (used) by financing
        activities                     $   83,596      ($  862,590)
                                        ---------       ----------
Net increase (decrease) in
  cash                                (    32,140)      $  491,203
Cash at beginning of period               307,271          262,655
                                       ----------       ----------
   Cash at end of quarter              $  275,131       $  753,858
                                        -========        =========













RECONCILIATION OF NET INCOME
TO NET CASH USED BY OPERATING
ACTIVITIES: FOR THE THREE MONTHS ENDED MARCH 31,
                                      2003      AND     2002

Net income (loss)               ($   384,584)     $   760,367
Adjustments:
  Depreciation and amortization      142,683          142,683
  Decrease (increase) in
    advance deposits            (    129,668)    (      5,323)
  Increase (decrease) in
    accrued expenses                 117,809          150,222
  Decrease (increase) in
    accounts receivable         (     15,441)    (    133,329)
  Decrease in prepaid
    expenses                          81,312           55,905
  Decrease (increase)in
    inventories                        7,994            4,138
 (Decrease) increase in
    accounts payable                 239,578              -0-
  Cost of land sold                                   145,315
  Allocation of minority
    interest in profit
    (loss) of subsidiary        (    116,538)         236,538
                                 -----------      -----------
Net cash provided (used)
  by operations                 ($    56,855)     $ 1,356,516
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

      (v)  Material accounting changes

           None

PART I, Item 1, 2, 3  (2)(iii)

                   Significant Equity Investors
                            Unaudited
                                                    January 1 to
                                                   March 3, 2003

Sales                                             $ 2,267,155

Gross Income                                      $ 2,267,155

Net Income (Loss) from continuing operations     ($   494,435)
Less Minority Interest in profit or (loss) -
  23.57%                                         ($   116,538)

Net Income (Loss)                                ($   377,897)


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





PART II
                            FORM 10QSB

                   WESTERN STANDARD CORPORATION

                        Other Information

1.  Legal Proceedings.
    At March 31, 2003, one lawsuit had been filed against Snow King Resort by a doctor who was hurt while riding the Alpine slide. Our insurance company is handling the suit by the doctor. The law suit is in the pretrial stage. It is expected that our insurance will cover any damages. At this time it is impossible to estimate any possible loss.

    Another lawsuit may be filed by three airline stewardesses over an incident at the Snow King Resort. No suit is filed as of March 31, 2003. Each stewardess has requested a Settlement of $25,000. Our insurance company has offered each $5,000 and is negotiating. It is impossible to estimate any final damages. The Teton County Attorney may file charges against the employee involved with the stewardess incident.

2.  Change in Securities
    None

3.  Defaults upon senior securities.
    None

4.  Submission of matters to a vote of security holders.
    None

5.  Other information.
    None

6.  Exhibits and reports on Form 8-K.
    (a)  Exhibit 99.1 & Exhibit 99.2
    (b)  Reports on Form 8-K
         Form 8-K dated 6/12/01 is the last Form 8-K filed.

303(b) 2  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

   (a)  ANALYSIS OF FINANCIAL CONDITION:

        The Snow King Center which has been quite a drain on Westan's resources is doing much better financially.
        The airlines contemplate bringing in more flights this coming summer. Summer business looks good at the Resort Complex. Previously reported refinancing, increased revenues and cost cutting make the 2003 summer and the 2003 winter appear quite promising.

   (b) Western Standard Corporation, the parent company, will have sufficient funds to cover its expenses during 2003 from cash reserves, oil and gas royalties, interest, and accounts receivable.

   (c)  RESULTS OF OPERATIONS:

        Snow King Resort is in the process of installing a sprinkler system in the rooms and hallways of the Hotel as well as hard wired smoke alarms at an estimated cost of $445,000. At March 31, 2003, the sprinklers were
        30% complete and 90% complete on May 5, 2003. The smoke alarms were 50% complete at May 5, 2003. The carpentry and painting were 50% complete on May 5, 2003.

        Net loss for the first three months of 2003 amounted to $501,122, compared to a net income for the first three months of 2002 in the amount of $760,367.

        Profits and losses for the first three months of 2003 and
        2002 came from:
        SOURCE                           2003          2002
                                     -----------    -----------
     Western Standard Corporation    ($    6,637) ($     7,235)
     Snow King Resort, Inc.          (   494,435)      767,018
     Western Recreation Corporation  (        50)          584
                                     -----------    -----------
                                     ($  501,122)   $   760,367
                                     ===========    ===========

Snow King Resort's business is very seasonal and can be affected considerably by temperatures, snow conditions and the airlines.
The third and fourth quarters produce the greatest revenue. Summer hotel bookings are looking quite favorable.

THREE MONTHS ENDED 3/31/03 COMPARED TO THREE MONTHS ENDED 3/31/02

Revenues for the 3 months ended 3/31/03 were $134,857 less than in 2002 after deducting $1,508,328 from the sale of the Alphorn Motel. There was an decrease of 789 in the number of rooms occupied and an increase in the average room rate of $5.73.

Costs and expenses for the first 3 months in 2003 were less than those in 2002 by $142,157. Interest decreased $97,875 and operating expenses decreased $44,282.

Room rentals, food and beverages and condominium rentals increased while mountain operations and "other" departments decreased.

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

                                WESTERN STANDARD CORPORATION
                                ----------------------------
                                       (Registrant)

Dated: May 6, 2003             /s/ Stanford E. Clark
                                ----------------------------
                                Stanford E. Clark, President
                                                   Treasurer












































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



Date: May 6, 2003                /s/ S. E. Clark
                                -----------------------
                                Chief Executive Officer
















































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



Date: May 6, 2003              /s/ S. E. Clark
                                -----------------------
                                Chief Financial Officer

















































                                         EXHIBIT 99.1

            Certification of Chief Executive Officer
                of Western Standard Corporation


     I. S. E. Clark, certify that:

     In connection with the Quarterly Report on Form 10-QSB of Western Standard Corporation (the Company) for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, S. E. Clark, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                   Western Standard Corporation

                                   /s/ S. E. Clark,
                                   -----------------
                                   S. E. Clark,
                                   Chief Executive Officer
                                   May 6, 2003




























                                           EXHIBIT 99.2

            Certification of Chief Financial Officer
                of Western Standard Corporation

     I, S. E. Clark, certify that:

     In connection with the Quarterly Report on Form 10-QSB of Western Standard Corporation (the Company) for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, S. E. Clark, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

    2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                   Western Standard Corporation


                                   /s/ S. E. Clark
                                   ----------------
                                   S. E. Clark,
                                   Chief Financial Officer
                                   May 6, 2003