Form 10QSB
period 2003-06-30
WESTERN STANDARD CORP
filed 2003-08-14
CIK 106318

U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10QSB

[X]         QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

             For Quarterly period ended June 30, 2003

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,963,015 common $.05 par at June 30, 2003.










PART 1, ITEM 1, 2, 3 (1)(i)




               CLIFFORD H. MOORE AND COMPANY, CPAs
                        205 South Broadway
                     Riverton, Wyoming  82501




                 INDEPENDENT ACCOUNTANT'S REPORT


     We have reviewed the accompanying interim financial statements required by the Securities and Exchange Commission
(SEC) form 10QSB of Western Standard Corporation and consolidated subsidiaries as of June 30, 2003, and for the three month period then ended. These financial statements are the responsibility of the company's management.

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


                                   /s/ Clifford H. Moore and
                                       Company, CPAs
                                       Riverton, Wyoming
                                       August 11, 2003


















                            FORM 10QSB

                   WESTERN STANDARD CORPORATION

                    Consolidated Balance Sheet

                            Unaudited

                          June 30, 2003

Current Assets:
     Cash                                     $   211,169
     Accounts Receivable                          594,282
     Allowance for Doubtful Accounts         (     15,756)
     Inventory - at cost                           56,788
                                              -----------
       Total Current Assets                   $   846,483
                                                ---------
Property & Equipment, Net of
     Accumulated Depreciation,
     Amortization and Depletion               $ 9,069,283
                                              ------------
Other Assets:
*    Accounts Receivable - Snow King Resort
       Center, Inc.                           $ 1,579,098
     Allowance for collectibility            (  1,500,000)
**   Investment in JH Spring Water                  5,609
     Prepaid expenses                             147,673
     Prepaid loan fees and leases                  19,040
     Leasehold Interest                            39,063
     Patronage capital                            279,725
     Other                                          1,163
     Restricted cash                               13,340
                                              -----------
         Total Other Assets                   $   584,711
                                               ----------
TOTAL ASSETS                                  $10,500,477
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














PART 1, ITEM 1, 2, 3 (1)(i)
                            FORM 10QSB

                   WESTERN STANDARD CORPORATION

                    Consolidated Balance Sheet

                            Unaudited

                          June 30, 2003

Liabilities:
     Accounts Payable                           $   815,328
     Portion of Long Term Debt
       payable within one year                      327,265
     Advance Deposit                                565,351
     Accrued Expenses                               524,563
     First Interstate Bank line of credit           680,000
     Vehicle loan                                    55,139
     A-1 Credit                                      30,981
     Love Ridge account payable                     395,000
                                                -----------
         Subtotal                               $ 3,393,627


     Long Term Debt                             $ 7,063,645
     Fee Payable - Officer                           90,000
                                                -----------
TOTAL LIABILITIES                               $10,547,272
                                                -----------
Minority Interest in Subsidiary
     2,150 shares of Class A stock
     in SKRI                                    $ 1,979,958
                                                -----------
STOCKHOLDERS INVESTMENT:
     Common Stock, $0.05 par
       value, 10,000,000 shares
       authorized, 9,963,015
       issued and outstanding
       at June 30, 2003                         $   401,201
     Capital in Excess of Par
       Value                                      3,334,701
     Accumulated Deficit                       (  5,762,655)
                                                ------------
         Net Stockholders
            Investment                         ($ 2,026,753)
                                                ------------
TOTAL LIABILITIES AND CAPITAL                   $10,500,477
                                                ============












PART 1, ITEM 1, 2, 3 (1)(ii)
                            FORM 10QSB

                   WESTERN STANDARD CORPORATION
               Consolidated Statement of Operations

                            Unaudited

                   Profit and Loss Information

                                     Second Quarter    For the (6) Six Months
                                     Ended June 30,        Ended June 30,
                                     2003     2002       2003         2002

1.  Gross sales less discounts,
    returns and allowances       $1,899,817 $1,929,550 $4,173,004 $4,337,594
2.  Non-operating revenues-
      Gain on sale                      -0-        -0-        -0-  1,505,328
3.  Total of Captions 1 and 2     1,899,817  1,929,550  4,173,004  5,842,922
4.  Costs and Expenses
    (a)  Operating Expenses       1,958,433  1,932,869  4,476,211  4,494,930
    (b)  Interest Expense            90,288     86,446    204,136    298,169
    (c)  Depreciation               141,035    142,683    283,718    285,366
    Total Costs and Expenses      2,189,756  2,161,998  4,964,065  5,078,465
5.  Income (Loss) before taxes
    on income & extraordinary
    items                       (   289,939)(  232,449)(  791,061)   764,457
6.  Discontinued Operations             -0-        -0-        -0-        -0-
7.  Provisions for taxes on
    income                              -0-        -0-        -0-    259,915
8.  Income or (Loss)            (   289,939)(  232,449)(  791,061)   504,542
9.  Minority interest in
    profit (loss) of
    subsidiary                       66,284     51,733 (  182,822)   184,805
10. Income (Loss) before
    extraordinary items         (   223,655)(  180,716)(  608,239)   319,737
11. Income tax, benefit of
    net operating loss
    carryover and minority
    share of tax                        -0-        -0-        -0-    259,915
12. Net Income (Loss)           (   223,655)(  180,716)(  608,239)   579,652
13. Earnings (Loss) per share:
    9,963,015 shares            (       .22)      .018 (     .061)      .058
14. Dividends per share                 -0-        -0-        -0-        -0-

The results for interim periods are not necessarily indicative of results to be expected for the year.

The information furnished for Western Standard Corporation reflects adjustments which are, in the opinion of management, necessary to a fair statement of the results for this interim period.




















PART 1, ITEM 1, 2, 3 (1)(iii)
                            FORM 10QSB

                   WESTERN STANDARD CORPORATION

              CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Unaudited

                                 Second Quarter        For the (6) Six Months
                                  Ended June 30,           Ended June 30,
                                2003            2002    2003           2002
INCREASE (DECREASE) IN CASH:
  Cash flows from operating
  activities:
    Cash received from
      customers                $1,909,073  $2,088,992  $4,036,923  $6,010,250
    Cash paid to suppliers
      and employees           ( 1,875,207)( 2,073,395)( 3,946,295)( 4,426,414)
    Interest paid             (    90,288)(    86,446)(   204,136)(   298,169)
    Interest received                  52       1,491         283       1,491
                               ----------- ----------  ---------- ----------
      Net cash provided
        by operations         ($   56,370) ($  69,358)($  113,225) $1,287,158
                               -----------  ---------  ----------  ----------
  Cash flows from investing
  activities:
    Acquisition of Resort
      Ass'n Shares             $      -0-   $     -0- ($   10,810) $      -0-
    Reduction in accounts
      receivable-officer              -0-         -0-         -0-       3,000
    Capital expenditures      (   365,239) (   72,133)(   432,279)(    82,298)
    (Increase) decrease in
      restricted cash               8,028         -0-      21,274      20,446
    (Increase) reduction in
      Snow King Center loan           303  (   14,194)      4,682      47,802
    (Increase) reduction in
      JH Spring Water         (        100)(      -0-)(       100)        -0-
     Repayment (loan)
      Loveridge Receivable         393,656        -0-     395,000 (    78,000)
                                -----------  --------   ---------   ---------
      Net cash provided
        (used) by investing
        activities              $   36,648 ($   86,327)($  22,233)($   89,050)
                                -----------  --------   ---------   ---------
  Cash flows from financing
  activities:
    New loans                   $   50,000 ($  150,000) $ 357,818  $  135,000
     Principal payments to
      banks                    (    94,240)(    56,236)(  318,462)( 1,203,826)
                                -----------  --------   ---------   ---------
      Net cash provided
        (used) by financing
        activities             ($   44,240) ($ 206,236) $  39,356 ($1,068,826)
                                -----------  --------   ---------  ----------
Net increase (decrease) in
  cash                         ($   63,962) ($ 361,921)($  96,102) $  129,282
Cash at beginning of period        275,131     753,858    307,271     262,655
                                -----------  ---------  ---------  ----------
   Cash at end of quarter       $  211,169   $ 391,937  $ 211,169  $  391,937
                                ===========  =========  =========   =========













RECONCILIATION OF NET INCOME
TO NET CASH USED BY OPERATING
ACTIVITIES: FOR THE SIX MONTHS ENDED JUNE 30,
                                      2003      AND     2002

Net income (loss)               ($   608,239)     $   579,652
Adjustments:
  Depreciation and amortization      283,718          285,366
  Decrease (increase) in
    advance deposits                 145,224          295,502
  Decrease (increase) in
    accounts receivable         (    281,025)    (    271,996)
  Decrease in prepaid
    expenses                         160,086          103,855
  Decrease (increase)in
    inventories                 (      1,358)    (      4,003)
 (Decrease) increase in
    accounts payable and
    accrued expenses                 369,847      (    32,509)
  Decrease in Love Ridge
    receivable                         1,344      (     1,224)
  Decrease in pre-opening costs          -0-            2,396
  Cost of land sold                      -0-          145,314
  Allocation of minority
    interest in profit
    (loss) of subsidiary        (    182,822)         184,805
                                 -----------      -----------
Net cash provided (used)
  by operations                 ($   113,225)     $ 1,287,158
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

      (v)  Material accounting changes

           None

PART I, Item 1, 2, 3  (2)(iii)

                   Significant Equity Investors
                            Unaudited
                                                    January 1 to
                                                   June 30, 2003

Sales                                             $4,154,720

Gross Income                                      $4,154,720

Net Income (Loss) from continuing operations     ($  775,656)
Less Minority Interest in profit or (loss) -
  23.57%                                         ($  182,822)

Net Income (Loss)                                ($  592,834)


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




PART II
                            FORM 10QSB

                   WESTERN STANDARD CORPORATION

                        Other Information

1.  Legal Proceedings.
    At June 30, 2003, one lawsuit had been filed against Snow King Resort by a doctor who was hurt while riding the Alpine slide. Our insurance company is handling the suit by the doctor. The law suit is in the pretrial stage. It is expected that our insurance will cover any damages. At this time it is impossible to estimate any possible loss.

    Charges brought by three airline stewardesses have been settled out of court by our insurance company by awarding each stewardess $15,000 and obtaining a final release from any further charges. Snow King's total cost was $2,500.00.

    The Teton County Attorney considered filing charges against the former employee involved with the stewardess incident, but has dropped the matter.

2.  Change in Securities
    None

3.  Defaults upon senior securities.
    None

4.  Submission of matters to a vote of security holders.
    None

5.  Other information.
    None

6.  Exhibits and reports on Form 8-K.
    (a)  Exhibit 99.1 & Exhibit 99.2
    (b)  Reports on Form 8-K
         Form 8-K dated 6/12/01 is the last Form 8-K filed.

303(b) 2  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

   (a)  ANALYSIS OF FINANCIAL CONDITION:

        The Snow King Center which has been quite a drain on Snow King Resort's resources is doing much better financially. The airlines contemplate bringing in more flights this coming winter. Summer business looks good at the Resort Complex. Previously reported refinancing, increased revenues and cost cutting make the 2003 summer and the 2003 winter appear quite promising.

   (b) Western Standard Corporation, the parent company, will have sufficient funds to cover its expenses during 2003 from cash reserves, oil and gas royalties, and interest.

   (c)  RESULTS OF OPERATIONS:

        Snow King Resort is in the process of installing a sprinkler system in the rooms and hallways of the Hotel as well as hard wired smoke alarms at an estimated cost of $445,000. At August 11, 2003, the job was near enough done to expect inspection by the Fire Marshal within two weeks. After the inspection, the open pipe will be covered. $395,000 was borrowed from Love Ridge to help pay for this installation.

        Net loss for the first six months of 2003 amounted to $791,061, compared to a net income for the first six months of 2002 in the amount of $764,456.

        Profits and losses for the first six months of 2003 and
        2002 came from:
        SOURCE                           2003          2002
                                     -----------    -----------
     Western Standard Corporation    ($   15,355) ($    20,145)
     Snow King Resort, Inc.          (   775,656)      784,067
     Western Recreation Corporation  (        50)          534
                                     -----------    -----------
                                     ($  791,061)   $   764,456
                                     ===========    ===========

Snow King Resort's business is very seasonal and can be affected considerably by temperatures, snow conditions and the airlines.
The third and fourth quarters produce the greatest revenue. Summer hotel bookings are looking quite favorable.

SIX MONTHS ENDED 6/30/03 COMPARED TO SIX MONTHS ENDED 6/30/02

Revenues for the 6 months ended 6/30/03 were $164,590 less than in 2002 after deducting $1,508,328 from the sale of the Alphorn Motel. There was an decrease of 1,347 in the number of rooms occupied and an increase in the average room rate of $3.25.

Costs and expenses for the first 6 months in 2003 were less than those in 2002 by $114,399. Interest decreased $94,033 and operating expenses decreased $18,718.

Room rentals, mountain operations and "other" departments decreased while food and beverages, and condominium rentals increased.

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

                                WESTERN STANDARD CORPORATION
                                ----------------------------
                                       (Registrant)

Dated: August 12, 2003         /s/ Stanford E. Clark
                                ----------------------------
                                Stanford E. Clark, President
                                                   Treasurer












































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



Date: August 12, 2003            /s/ S. E. Clark
                                -----------------------
                                Chief Executive Officer
















































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



Date: August 12, 2003          /s/ S. E. Clark
                                -----------------------
                                Chief Financial Officer

















































                                         EXHIBIT 99.1

            Certification of Chief Executive Officer
                of Western Standard Corporation


     I. S. E. Clark, certify that:

     In connection with the Quarterly Report on Form 10-QSB of Western Standard Corporation (the Company) for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, S. E. Clark, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                   Western Standard Corporation

                                   /s/ S. E. Clark,
                                   -----------------
                                   S. E. Clark,
                                   Chief Executive Officer
                                   August 12, 2003




























                                           EXHIBIT 99.2

            Certification of Chief Financial Officer
                of Western Standard Corporation

     I, S. E. Clark, certify that:

     In connection with the Quarterly Report on Form 10-QSB of Western Standard Corporation (the Company) for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, S. E. Clark, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

    2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                   Western Standard Corporation


                                   /s/ S. E. Clark
                                   ----------------
                                   S. E. Clark,
                                   Chief Financial Officer
                                   August 12, 2003