Form 10QSB
period 2003-09-30
WESTERN STANDARD CORP
filed 2003-10-28
CIK 106318

U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10QSB

[X]         QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

          For Quarterly period ended September 30, 2003

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,963,015 common $.05 par at September 30, 2003.










PART 1, ITEM 1, 2, 3 (1)(i)




               CLIFFORD H. MOORE AND COMPANY, CPAs
                        205 South Broadway
                     Riverton, Wyoming  82501




                 INDEPENDENT ACCOUNTANT'S REPORT


     We have reviewed the accompanying interim financial statements required by the Securities and Exchange Commission
(SEC) form 10QSB of Western Standard Corporation and consolidated subsidiaries as of September 30, 2003, and for the nine month period then ended. These financial statements are the responsibility of the company's management.

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


                                   /s/ Clifford H. Moore and
                                       Company, CPAs
                                       Riverton, Wyoming
                                       October 23, 2003


















                            FORM 10QSB

                   WESTERN STANDARD CORPORATION

                    Consolidated Balance Sheet

                            Unaudited

                        September 30, 2003

Current Assets:
     Cash                                     $   504,217
     Accounts Receivable                          928,211
     Allowance for Doubtful Accounts         (     17,257)
     Inventory - at cost                           47,914
                                              -----------
       Total Current Assets                   $ 1,463,085
                                              -----------
Property & Equipment, Net of
     Accumulated Depreciation,
     Amortization and Depletion               $ 9,012,010
                                              -----------
Other Assets:
*    Accounts Receivable - Snow King Resort
       Center, Inc.                           $ 1,543,520
   Allowance for collectibility              (  1,500,000)
**Investment in JH Spring Water                     5,610
     Prepaid expenses                              36,669
     Prepaid loan fees and leases                  17,255
     Leasehold Interest                            38,709
     Patronage capital                            279,725
     Other                                          1,165
     Restricted cash                               93,579
                                              -----------
         Total Other Assets                   $   516,232
                                              -----------
TOTAL ASSETS                                  $10,991,327
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














PART 1, ITEM 1, 2, 3 (1)(i)
                            FORM 10QSB

                   WESTERN STANDARD CORPORATION

                    Consolidated Balance Sheet

                            Unaudited

                        September 30, 2003

Liabilities:
     Accounts Payable                           $   400,485
     Portion of Long Term Debt
       payable within one year                      342,397
     Advance Deposit                                169,771
     Accrued Expenses                               623,797
     First Interstate Bank line of credit           680,000
     Vehicle loan                                    52,458
     Love Ridge account payable                     395,000
                                                -----------
         Subtotal                               $ 2,663,908

     Long Term Debt                               6,930,934
     Fee Payable - Officer                           90,000
                                                -----------
TOTAL LIABILITIES                               $ 9,684,842
                                                -----------
Minority Interest in Subsidiary
     2,150 shares of Class A stock
     in SKRI                                    $ 2,300,567
                                                -----------
STOCKHOLDERS INVESTMENT:
     Common Stock, $0.05 par
       value, 10,000,000 shares
       authorized, 9,965,015
       issued and outstanding
       at September 30, 2003                    $   401,201
     Capital in Excess of Par
       Value                                      3,334,701
     Accumulated Deficit                       (  4,729,984)
                                                ------------
         Net Stockholders
            Investment                         ($   994,082)
                                                ------------
TOTAL LIABILITIES AND CAPITAL                   $10,991,327
                                                ============












PART 1, ITEM 1, 2, 3 (1)(ii)
                            FORM 10QSB

                   WESTERN STANDARD CORPORATION
               Consolidated Statement of Operations

                            Unaudited

                   Profit and Loss Information

                                   Third Quarter    For the Nine Months Ended
                                 Ended September 30,        September 30,
                                     2003     2002       2003         2002

1.  Gross sales less discounts,
    returns and allowances       $4,589,204 $4,107,742 $8,762,208 $8,445,336
2.  Non-operating revenues-
      Gain on sale                      -0-        -0-         -0- 1,505,327
3.  Total of Captions 1 and 2     4,589,204  4,107,742   8,762,208 9,950,663
4.  Costs and Expenses
    (a)  Operating Expenses       2,968,644  2,696,332   7,444,855 7,191,260
    (b)  Interest Expense           129,542    152,691     333,678   450,860
    (c)  Depreciation               137,739    142,683     421,457   428,049
    Total Costs and Expenses      3,235,925  2,991,706   8,199,990 8,070,169
5.  Income (Loss) before taxes
    on income & extraordinary
    items                         1,353,279  1,116,036     562,218 1,880,494
6.  Discontinued Operations             -0-        -0-         -0-       -0-
7.  Provisions for taxes on
    income                          460,115    379,453     191,154   639,368
8.  Income or (Loss)                893,164    736,583     371,064 1,241,126
9.  Minority interest in
    profit (loss) of
    subsidiary                      320,609     79,699     137,787   264,503
10. Income (Loss) before
    extraordinary items             572,555    656,884     233,277   976,623
11. Income tax, benefit of
    net operating loss
    carryover and minority
    share of tax                    460,115    379,453     191,154   639,368
12. Net Income (Loss)             1,032,670  1,036,337     424,431 1,615,991
13. Earnings (Loss) per share:
    9,963,015 shares                   .103       .102       .0426      .162
14. Dividends per share                 -0-        -0-         -0-       -0-

The results for interim periods are not necessarily indicative of results to be expected for the year.

The information furnished for Western Standard Corporation reflects adjustments which are, in the opinion of management, necessary to a fair statement of the results for this interim period.




















PART 1, ITEM 1, 2, 3 (1)(iii)
                            FORM 10QSB

                   WESTERN STANDARD CORPORATION

              CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Unaudited

                                For the Third Quarter    For the Nine Months
                                  Ended September 30,     Ended September 30,
                                  2003          2002    2003           2002
INCREASE (DECREASE) IN CASH:
  Cash flows from operating
  activities:
    Cash received from
      customers             $3,861,173   $3,728,211   $7,898,096   $9,738,460
    Cash paid to suppliers
      and employees        ( 3,164,374) ( 2,740,932) ( 7,110,669) ( 7,167,346)
    Interest paid          (   129,542) (   152,691) (   333,678) (   450,860)
    Interest received               20          294          303        1,786
                            -----------  ----------   ----------   -----------
      Net cash provided
        by operations       $  567,277   $  834,882   $  454,052   $2,122,040
                             ----------   ----------  ----------    ----------
  Cash flows from investing
  activities:
    Condominium preopening costs$  -0-   $    3,595   $      -0-   $    3,595
    Reduction in accounts
      receivable-officer           -0-          -0-          -0-        3,000
    Capital expenditures   (    78,327) (   139,583) (   510,606) (   221,881)
    (Increase) decrease in
      restricted cash      (    80,239)         -0-  (    58,965)      20,446
    (Increase) reduction in
      Snow King Center loan     35,578       26,244       40,260       74,046
    (Increase) reduction in
      JH Spring Water              -0-          -0-  (       100)         -0-
    Acquisition of Resort
      Ass'n shares                 -0-          -0-  (    10,810)         -0-
    Repayment (loan)
      Loveridge Receivable         -0-          -0-      395,000  (    78,000)
                             ---------   ----------     ---------    ---------
      Net cash provided
        (used) by investing
        activities         ($  122,988) ($  109,744) ($  145,221) ($  198,794)
                              ---------   ----------    ---------    ---------
  Cash flows from financing
  activities:
    New loans              ($    5,360)  $      -0-   $  352,458   $  135,000
Principal payments to
      banks                (   145,881) (   607,028) (   464,343) ( 1,810,854)
                              ---------   ----------    ---------    ---------
      Net cash provided
        (used) by financing
        activities         ($  151,241) ($  607,028) ($  111,885) ($1,675,854)
                              ---------   ---------    ----------    ---------
Net increase (decrease) in
  cash                      $  293,048   $  118,110   $  196,946   $  247,392
Cash at beginning of period $  211,169      391,937      307,271      262,655
                             ----------   ---------    ---------    ----------
   Cash at end of quarter   $  504,217   $  510,047   $  504,217   $  510,047
                             =========    =========    =========     =========













RECONCILIATION OF NET INCOME
TO NET CASH USED BY OPERATING
ACTIVITIES: FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                      2003      AND     2002

Net income (loss)                $   424,431      $ 1,615,991
Adjustments:
  Depreciation and amortization      421,457          428,049
  Decrease (increase) in
    advance deposits            (    250,356)    (    115,269)
  Decrease (increase) in
    accounts receivable         (    613,453)    (    240,462)
  Decrease in prepaid
    expenses                         271,090          165,334
  Decrease (increase)in
    inventories                        7,516            3,007
 (Decrease) increase in
    accounts payable and
    accrued expenses                  54,236     (    143,203)
  Decrease in Loveridge
    receivable                         1,344     (      1,224)
  Cost of land sold                      -0-          145,314
  Allocation of minority
    interest in profit
    (loss) of subsidiary             137,787          264,503
                                 -----------      -----------
Net cash provided (used)
  by operations                  $   454,052      $ 2,122,040
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

      (v)  Material accounting changes

           None

PART I, Item 1, 2, 3  (2)(iii)

                   Significant Equity Investors
                            Unaudited
                                                    January 1 to
                                                   Sep. 30, 2003

Sales                                             $ 8,735,601

Gross Income                                      $ 8,735,601

Net Income (Loss) from continuing operations      $   584,586
Less Minority Interest in profit or (loss) -
  23.57%                                          $   137,787

Net Income (Loss)                                 $   446,799


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





PART II
                            FORM 10QSB

                   WESTERN STANDARD CORPORATION

                        Other Information

1.  Legal Proceedings.
    At September 30,2003, one lawsuit had been filed against Snow King Resort by a doctor who was hurt while riding the Alpine slide. Our insurance company is handling the suit by the doctor. It is expected that our insurance will cover any damages. Depositions are being taken. It may come to trial by December 31. At this time it is impossible to estimate any possible loss.

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

4.  Submission of matters to a vote of security holders.
    None

5.  Other information.
    None

6.  Exhibits and reports on Form 8-K.
    (a)  Exhibit 99.1 & Exhibit 99.2
    (b)  Reports on Form 8-K
         Form 8-K dated 6/12/01 is the last Form 8-K filed.

303(b) 2  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

   (a)  ANALYSIS OF FINANCIAL CONDITION:

        The Snow King Center which has been quite a drain on Snow King Resort's resources is doing much better financially. Summer business is good at the Resort Complex. Previously reported refinancing, increased revenues and cost cutting make the 2003 summer and the 2003-04 winter appear quite promising. Bookings for the ski season presently look about the same as last year.

   (b) Western Standard Corporation, the parent company, will have sufficient funds to cover its expenses during 2003 from cash reserves, oil and gas royalties, and interest.


   (c)  RESULTS OF OPERATIONS:

        Snow King Resort installed a sprinkler system in the rooms and hallways of the hotel as well as hard wired smoke alarms at an estimated cost of $445,000. $395,000 was borrowed from Love Ridge to help pay for this installation. Covering the exposed pipes is 96% completed. Painting still needs to be done.

        Net income for the first nine months of 2003 amounted to $562,218, compared to a net income for the first nine months of 2002 in the amount of $1,880,494.

        Profits and losses for the first nine months of 2003 and
        2002 came from:
        SOURCE                           2003          2002
                                     -----------    -----------
     Western Standard Corporation    ($   22,318) ($    26,311)
     Snow King Resort, Inc.              584,586     1,906,271
     Western Recreation Corporation  (        50)          534
                                     -----------    -----------
     Net income before income tax    $   562,218   $ 1,880,494
                                     ===========   ===========

The first nine months in 2002 include $1,505,327 from the sale of the Alphorn Motel and its vacant lots.

Snow King Resort's business is very seasonal and can be affected considerably by temperatures, snow conditions and the airlines. The third and fourth quarters produce the greatest revenue. We have been making snow when the weather is cold enough. Skiers bookings look favorable.

NINE MONTHS ENDED 9/30/03 COMPARED TO NINE MONTHS ENDED 9/30/02

Revenues for the 9 months ended 9/30/03 were $316,872 more than in 2002 after deducting the $1,505,327 non-recurring gain from the sale of the Alphorn Motel and lots. There was a decrease of 2.57% in the number of rooms occupied and an increase in the average room rate of $3.35.

Costs and expenses for the first 9 months in 2003 exceeded those in 2002 by $129,821. Interest decreased $117,182 and operating expenses increased $253,595.

Room rentals, condominium rentals, and food and beverage sales increased while "Other" departments and mountain operations decreased.

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

                                WESTERN STANDARD CORPORATION
                                ----------------------------
                                       (Registrant)

Dated: October 27, 2003         /s/ Stanford E. Clark
                                ----------------------------
                                Stanford E. Clark, President
                                                   Treasurer












































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



Date: October 27, 2003          /s/ S. E. Clark
                                -----------------------
                                Chief Executive Officer
















































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



Date: October 27, 2003          /s/ S. E. Clark
                                -----------------------
                                Chief Financial Officer

















































                                         EXHIBIT 99.1

            Certification of Chief Executive Officer
                of Western Standard Corporation


     I. S. E. Clark, certify that:

     In connection with the Quarterly Report on Form 10-QSB of Western Standard Corporation (the Company) for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, S. E. Clark, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                   Western Standard Corporation

                                   /s/ S. E. Clark,
                                   -----------------
                                   S. E. Clark,
                                   Chief Executive Officer
                                   October 27, 2003




























                                           EXHIBIT 99.2

            Certification of Chief Financial Officer
                of Western Standard Corporation

     I, S. E. Clark, certify that:

     In connection with the Quarterly Report on Form 10-QSB of Western Standard Corporation (the Company) for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, S. E. Clark, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

    2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                   Western Standard Corporation


                                   /s/ S. E. Clark
                                   ----------------
                                   S. E. Clark,
                                   Chief Financial Officer
                                   October 27, 2003