Form 10KSB
period 2003-12-31
WESTERN STANDARD CORP
filed 2004-03-30
CIK 106318

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

           [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

           [  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

                           Commission File No. 0-3802
                                 ---------------

                          WESTERN STANDARD CORPORATION
        (Exact name of Small Business Issuer as specified in its charter)

                    Wyoming                          83-0184378
        (State or other jurisdiction of            (I.R.S. Employer
         incorporation or organization)           Identification No.)

                400 East Snow King Avenue, Jackson, Wyoming 83001
               (Address of principal executive offices) (Zip code)

                                 (307) 733-5200
                (Issuer's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None.

           Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, .05 par value
                              (Title of Class)

     Indicate  by check  mark  whether  the  issuer  (1) has filed  all  reports required to be filed by Section 13 or 15(d) of the  Securities  Exchange  Act of
1934 during the preceding 12 months (or for such shorter  period that the issuer was  required  to file such  reports),  and (2) has been  subject to such filing
requirements for the past 90 days.  Yes [X]     No [  ]

     Indicate by check mark if disclosure of delinquent  filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of  issuer's  knowledge,  in  definitive  proxy or  information  statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [X]

     The aggregate  market value of the voting stock held by  non-affiliates  of the issuer on March 4, 2004, was  approximately  $791,490 based upon the average of the bid and asked  prices of such  shares  on the  Over-the-Counter  Bulletin
Board  for  that  date.  As of  March  4,  2004,  there  were  9,963,015  shares outstanding of which 3,188,711 were held by non-affiliates.

     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes [  ]       No [X]

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                    --NONE--

                         The exhibit index on page E-1.
================================================================================

                          WESTERN STANDARD CORPORATION
                        2004 ANNUAL REPORT ON FORM 10-KSB

                                Table of Contents

Item       Description
----       -----------
Item 1.    Description of Business
Item 2.    Description of Property
Item 3.    Legal Proceedings
Item 4.    Submission of Matters to a Vote of Security Holders
Item 5.    Market  for  Common  Equity,   Related  Stockholder
           Matters and Small Business Issuer Purchases of Equity
           Securities
Item 6.    Management's  Discussion  and Analysis of Financial
           Condition and Results of Operations
Item 7.    Financial Statements
Item 8.    Changes In and  Disagreements  with  Accountants on
           Accounting and Financial Disclosure
Item 8A.   Controls and Procedures
Item 9.    Directors and Executive Officers of the Issuer
Item 10.   Executive Compensation
Item 11.   Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters
Item 12.   Certain Relationships and Related Transactions
Item 13.   Exhibits and Reports on Form 8-K
Item 14.   Principal Accountant Fees and Services

          STATEMENT UNDER THE SECURITIES LITIGATION REFORM ACT OF 1995

     This annual report on Form 10-KSB contains forward-looking  statements that involve a number of risks and uncertainties. Such forward-looking statements are not  historical  facts  and  constitute  or rely  upon  projections,  forecasts, assumptions or other forward-looking information. Generally these statements may be identified by the use of forward-looking words or phrases such as "believes,"
"expects,"  "anticipates," "intends," "plans," "estimates," "may," and "should."
These   statements   are   inherently   subject  to  known  and  unknown  risks,
uncertainties  and assumptions.  Our future results could differ materially from those  expected  or  anticipated  in the  forward-looking  statements.  Specific factors  that  might  cause  such  differences  include  factors  described  and discussed in the  description of our business in Item 1 and in our  management's discussion and analysis of financial condition and results of operations in Item
6 of this report.

                                     PART I

Item 1. Description of Business.

Background

     General.   Western   Standard   Corporation  was  organized  as  a  Wyoming
corporation  in 1955  for the  purpose  of  engaging  in the  natural  resources business,  particularly uranium and oil and gas exploration. We continue to hold minor interests in several oil and gas leases, which provide a minimal amount of revenue. These properties are not material to us and therefore are not described herein. See Note 14 to our Consolidated Financial Statements included under Item
7 below.

     In 1971 and 1972 we acquired real estate,  including the Snow King ski area in  Jackson,  Wyoming.  Construction  of a hotel  and  convention  center on the property began in 1973, became operational in 1976 and was completed in 1977. In
1981,  50% of the Snow King  property  was sold to  Pick-Jackson  Corp.  and the remaining 50% was transferred to two partnerships.

     In 1992 Snow King Resort,  Inc. ("SKRI")  reacquired the land, ski area and the  hotel.  We own  approximately  76% of the  voting  stock  of  SKRI  and its operations have been consolidated in our financial  statements.  Because we have essentially no operations or business except for our ownership interest in SKRI, the  information  in this  Item 1  describes  the  consolidated  activities  and operations of that company. The consolidated companies are referred to herein as
"we," "our" and "us."

     Our   properties,   which  we  call  the  Snow  King  Resort,   consist  of
approximately  52 acres of fee land and 404 acres of land leased from the United
States Forest  Service (370 acres) and the Town of Jackson,  Wyoming (34 acres).
We operate a hotel, ski area and conduct other recreational  activities on these properties.  Our Resort is located about six blocks from the Jackson Town Square and about 10 miles from the Jackson Hole Airport.

     Hotel  Facilities.  Our 204-room hotel opened in 1976. It is a seven-story, full-service  resort  hotel  with two  guestroom  wings  arrayed  from a central building  accommodating  most of the  property's  public areas.  Guestrooms  are located in the north and south wings of the hotel  building.  The 6-story  north wing has 104  guestrooms  and the  7-story  south wing has 100  guestrooms.  Two elevators in each wing serve these  guestrooms.  The lobby features a gift shop, concierge desk and an atrium seating area with a stone fireplace overlooking the outdoor swimming pool, hot tubs and Snow King Mountain.

     Meeting Rooms. The Resort  currently  contains more than 32,500 square feet of indoor meeting and banquet facilities, with 12 individual meeting rooms. This space includes a leasehold  interest in the 18,900 square foot Pavilion  located in the Snow King Center  discussed below for up to 2,100  attendees.  The Resort also has approximately  1,200 square feet of pre-function  space in the ballroom foyer and large  additional  outdoor  spaces,  further  enhancing  the dedicated meeting space. The 6,552 square foot Grand Teton Room is the largest  contiguous meeting room in the main hotel  building.  This  ballroom is divisible  into two smaller meeting rooms.

     Condominium  Rentals.  Additionally,  there are up to 66 condominium  units that are in a rental program, which we manage. The number of rental condominiums fluctuates as unit owners take their property in and out of the rental  program.
The rental  condominiums  range from studios to four-bedroom  units and rent for different prices based on quality and finishes. Some of the condominiums feature lock-off capabilities, further enhancing their rental flexibility.

     Parking.   We  have  three  surface   parking  lots  that  can  accommodate
approximately  430 cars.  The three  parking areas are located near the Resort's main  entrance and at the end of the north and south wings.  An  additional  104 parking spaces are available at the Snow King Center discussed below.

     Ski  Mountain.  Our ski  mountain  features  more than 400 acres of skiable terrain  and a 1,571  vertical  rise served by two double  chairlifts,  a triple chairlift and a surface tow. We provide night skiing on approximately 100 acres.
Other  offerings  including  the Great  American  Ski School for both alpine and cross country skiing, on-site ski, clothing and equipment rentals, and overnight ski tuning.  In the summer, we operate the double chairlift to provide panoramic views of the Grand Tetons,  Jackson Hole and surrounding  areas. We also offer a
2,500-foot  summertime  alpine slide through wooded  surroundings down Snow King
Mountain.

     PRD  Designation.  Our Resort is situated on fee simple and leasehold land.
The entire fee simple portion of our land,  approximately 52 acres,  lies within and is zoned as a Planned  Resort  District  (PRD).  The  Resort's  Master  Plan
(Master Plan) was approved in December 2000. The Master Plan, in addition to the
Town of Jackson's Land Development Regulations,  control development in the PRD.
The PRD encompasses 62 acres, of which 52 acres are owned by us. The Master Plan allows future  development  of  approximately  700,000  square feet of space and permits accommodations for up to approximately 1,900 guests within the 62 acres.
The  development  plan allows any mix of uses  including  residential,  lodging,
timeshare,   conference,   restaurant   and  bar,   retail,   office,   service,
institutional,  daycare,  recreation,  temporary uses and special events (within specified dimensional and accommodation limits).

     The  Snow  King  PRD  Master  Plan  may  expire  in  December  2005  unless construction  begins in accordance  with the Plan. If there is no development by that date, the Plan may expire and  application for a new master plan would have to be made. It is our intention to begin construction of a condominium  building before  the end of 2004,  which  will vest the entire  Plan.  We can  provide no assurance that construction will begin before the end of 2004.

     Snow King  Center.  We lease the Snow King  Center from the Town of Jackson and operate a variety of for profit activities in the premises. Snow King Center is located at the base of Snow King  Mountain,  approximately  200 yards west of the hotel.  This  facility  opened in May 1993 and serves as a meeting and event venue in summer  and an ice rink in the  winter.  The ice rink can be  converted into the  Pavilion,  with 18,900  square feet of  dry-floor  meeting and exhibit space.  The Cougar (680 square  feet) and Lodge  (2,360  square  feet) are other meeting  room  options.  Other  winter  facilities  include a food and  beverage concession and a pro shop offering equipment rentals. Our lease with the Town of
Jackson for Snow King Center expires May 1, 2033.

     Other Assets.  As reflected in our balance sheet, we have other assets none of which are material to our operations.

     o    At year-end 2003, we owned patronage  capital in the discounted amount of approximately  $297,000,  which was allocated by Lower Valley Power and Light.  Lower  Valley  Power and Light is a customer  owned  power cooperative. Each year, the company allocates to its customers a share of its  net  margins,  which  is  refunded  to its  customers,  at the discretion of its Board of Directors, after a 15-year period. See Note
          15 to our Consolidated Financial Statements under Item 7 below.

     o    We own all of the shares of Jackson Hole Springs Water  Company.  That company's  major  asset is a natural  spring on the fee simple land on
          Snow King Mountain.

     o    We own 278  shares in the  Jackson  Hole  Resort  Association.  Of the shares owned,  267 are lodging shares,  4 are commercial  shares and 7 are  resort  shares.  Each  share was  bought  for $115 for a total of
          $31,970.

     o    We have entered into a communication  use lease with the United States
          Forest  Service  until July 31,  2016.  This  lease  allows us and our partner Union Telephone Company,  Inc. to lease space on a radio tower to other  companies.  After the radio tower has been paid off in 2004, we will realize increased revenues.

     o    We have minor oil and gas producing interests,  which have a financial statement  carrying  value of  $28,716 at  December  31,  2003.  These royalties generated gross revenues of $42,150 with related expenses of
          $16,732 during the year then ended.

     Activities  During 2003. During 2003, we continued to operate the Resort as we have over the last several  years.  For more  information,  see Item 6 below,
"Management's  Discussion  and  Analysis of Financial  Condition  and Results of
Operations."

     Competitive   Conditions.   Locally,  our  Resort  is  faced  with  intense
competition from a newer, bigger, more prestigious and nationally recognized ski resort, which is in close proximity to our operations. This ski resort, known as
Teton  Village,  is owned and operated by a company  with far greater  financial resources than we have available to us.  Nationally,  the ski resort industry is extremely  competitive  and many of our  competitors  have more  experience  and greater financial resources than we do. We also have many competitors during our
Resort's summer season  including  several upscale hotels with amenities such as golf courses and an array of summertime,  mountain  resort  activities.  Many of these competitors also have far greater financial resources than we do. Finally, there are three other PRD's  within 15 miles of our Resort,  all with  different development  plans and timeframes;  however,  all will be generally  competitive with our operations. See "Risk Factors--Competition." below.

     Patents,  Licenses,  Franchises  and  Concessions.  We own a Resort  liquor license,  which is subject to renewal  each year.  It has been  renewed  through
2004.  Our ski area is operated  primarily  on land owned by the United  States, which we are permitted to use pursuant to a special use permit expiring December
31, 2039. The permit is non-transferable  and is terminable upon 30 days written notice to us if a  determination  is made by the U.S.  Forest  Service  that the public interest requires such termination.  We are required to pay an annual fee for the permits, which is based upon revenues generated by the ski area.

     Environmental Impact. Our recreational properties are subject to compliance with various requirements concerning  environmental quality, and such compliance may necessitate significant capital outlays, may materially and adversely affect our operations and may cause us to make significant changes to our business.  We incurred no material  expenditures for environmental  compliance in the last two years.  We  believe  we  are  in  substantial  compliance  with  all  applicable environmental laws, rules and regulations.

     Number of Persons Employed.  During 2003, because of the seasonality of our business, we had between 190 and 260 employees.

     Seasonality.  The  activities  of our Resort are seasonal in nature and are highly  dependent on the number of tourists  visiting the area and the number of conventions  and tour  groups  booked.  Tourism  reaches  peaks from May through
September and, for skiing, from December through March.

                                  Risk Factors

     This  report  contains   statements   concerning  our  future  performance,
intentions,  objectives,  plans and expectations that are or may be deemed to be
"forward-looking  statements."  Our ability to do this has been  fostered by the
Private Securities Litigation Reform act of 1995, which provides a "safe harbor"
for  forward-looking  statements to encourage  companies to provide  prospective information so long as those statements are accompanied by meaningful cautionary statements  identifying  important  factors that could cause  actual  results to differ materially from those discussed in the statement.  Such factors affecting us include, but are not limited to, the following:

Our substantial  indebtedness  could adversely  affect our financial  health and prevent us from fulfilling our obligations under our debt agreement.

     We have a significant  amount of  indebtedness.  As of December 31, 2003 we had total indebtedness of approximately  $8,766,000  excluding accounts payable, accrued expenses and advanced deposits totaling another $1,361,000 at that date.
In  addition,  we had a deficit  in our  stockholders'  equity of  approximately
$1,778,728 on December 31, 2003. Our substantial indebtedness and lack of equity could have important consequences. For example, it could:

     o    increase our  vulnerability  to general adverse  economic and industry conditions;

     o    require  us to  dedicate a  substantial  portion of our cash flow from operations to debt service,  thereby  reducing the availability of our cash flow to fund working  capital,  capital  expenditures,  and other general corporate purposes;

     o    limit our  flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

     o    place us at a competitive  disadvantage to our  competitors  that have less debt; and

     o    limit, along with the financial and other restrictive covenants in our debt agreement,  among other things,  our ability to borrow additional funds.  A failure to comply with those  covenants  could  result in an event  of  default,  which,  if not  cured  or  waived,  could  have a significant adverse effect on us.

     The occurrence of any of these events could have a material  adverse effect on our  business,  financial  condition,  results of  operations,  prospects and ability to satisfy our obligations under our debt agreements.

Our debt agreement imposes many restrictive covenants on us; covenant violation.

     Our debt agreement  contains  covenants that, among other things,  restrict our ability to:

     o    incur more debt;
     o    create liens;
     o    merge or consolidate; and
     o    transfer and sell assets.

     Our debt  agreement  also requires us to meet a number of financial  ratios and tests.  Our  ability to meet these  ratios and tests and to comply  with our provisions  governing our indebtedness may be affected by changes in economic or business  conditions or other events  beyond our control.  Our failure to comply with our debt-related obligations could result in an event of default, which, if not cured or waived, could result in an acceleration of our indebtedness.

     In this regard,  at December 31, 2003,  we had failed to comply with one of our debt  covenants  concerning  cash  flow.  Our bank has  agreed  to waive the violation until May 1, 2004 while  negotiations  are underway to restructure the indebtedness.  If the negotiations are not productive,  the interest rate on our indebtedness will increase to the prime rate plus 1.5%, effective May 1, 2004.

To service our indebtedness,  we will require a significant  amount of cash, the availability of which depends on many factors beyond our control.

     Our ability to make  payments on and to refinance our  indebtedness  and to fund our  operations  will depend on our ability to generate  cash.  This, to an extent, is subject to general  economic,  financial,  competitive,  legislative, regulatory and other factors that are beyond our control.  Therefore,  we cannot assure you that our business will generate  sufficient cash flow from operations or that borrowings will be available to us in amounts sufficient to enable us to pay our indebtedness,  or to fund our other liquidity needs. If we are unable to generate  sufficient cash flow and are unable to refinance or extend outstanding borrowings, we may have to:

     o    reduce or delay planned expansion and capital expenditures;
     o    sell assets;
     o    restructure debt; or
     o    raise additional capital.

     Furthermore,  we may need to  refinance  all or a portion of our debt on or before  maturity.  We cannot assure you that we will be able to refinance any of our debt on commercially reasonable terms or at all.

Continued operating losses; significant working capital deficit.

     We have  suffered  significant  operating  losses  in each of the last five years.  We had net losses for each of those years with the exception of the year
2002 during which we sold a real estate  asset.  There can be no assurance  that these  losses  will not  continue  or that the  amount  of our  losses  will not increase.  Our accumulated  deficit from operating losses suffered over the past several years was $5,514,630 at December 31, 2003 and our shareholders'  deficit at that date was  $1,778,728.  At  December  31,  2003 our  current  assets were
$896,026  and our current  liabilities  were  $3,112,676  resulting in a working capital  deficit of  $2,216,650.  Our  inability to manage our  resources  could result in a  liquidity  crisis,  which in turn could have a  materially  adverse effect on our business, assets and operations.  See "Management's Discussion and
Analysis of Financial Condition and Results of Operations--Liquidity and Capital
Resources" in Item 6 below.

Our business is seasonal.

     Our mountain and lodging  operations are seasonal in nature. In particular, revenues and profits for all of our mountain and most of our lodging  operations are substantially  lower, and historically  result in losses,  from late fall to early spring.  Our peak  operating  season occurs during the summer months while the winter season generally results in operating losses.  However,  revenues and profits  generated by our summer  operations  are not sufficient to fully offset our off-season losses from our mountain and other lodging operations.  Quarterly results may also be  materially  affected  by the timing of  snowfall  and other
unforeseen   external  factors.   Therefore,   the  operating  results  for  any
three-month  period are not  necessarily  indicative  of the results that may be achieved for any subsequent fiscal quarter or for a full fiscal year.

We are subject to unfavorable weather conditions.

     The  ability  to attract  visitors  to  resorts  is  influenced  by weather conditions  and by the  amount  and timing of  snowfall  during the ski  season.
Unfavorable  weather  conditions can adversely  affect tourist and skier visits, and adversely affect our revenues and profits. There is no way for us to predict future weather  patterns or the impact that weather patterns may have on results of operations or visitations.

We depend on a seasonal workforce.

     Our mountain  and lodging  operations  are largely  dependent on a seasonal workforce. We recruit to fill staffing needs each season. In addition, we manage seasonal  wages and the timing of the hiring  process to ensure the  appropriate workforce is in place.  While we do not  currently  foresee the need to increase seasonal wages to attract  employees,  we cannot guarantee that such an increase will not be necessary in the future.  Increased  seasonal wages or an inadequate workforce could have an adverse impact on our results of operations; however, we are unable to predict with any certainty  whether such  situations will arise or the potential impact on results of operations.

We face significant competition.

     The resort and lodging industries are highly competitive.  The factors that we believe are important to customers include:

     o    availability and cost of transportation to resort areas;

     o    ease of travel to resort  areas  (including  direct  flights  by major airlines);

     o    pricing of products and services;

     o    type and quality of skiing and other recreational activities offered;

     o    weather conditions;

     o    number, quality and price of related services and lodging; and

     o    reputation.

     We have many  competitors for our tourists and ski  vacationers,  including other major  resorts in Wyoming,  Colorado and  throughout  North  America.  Our destination  guests  can  choose  from  any of  these  alternatives,  as well as vacation  destinations  around the world.  Our Wyoming day skier  customers  can choose from a number of nearby  competitors,  including Grand Targhee Ski Resort and Jackson Hole Mountain Resort ski areas. In addition,  other forms of leisure such as golf,  sporting  events and  participation  in other  indoor and outdoor recreational  activities are available to potential  guests at our  competitors'
resorts.

     We compete with numerous other resort companies that have greater financial resources  than we do. Many of our  competitors in both the mountain and lodging segments may be able to adapt more  quickly to changes in customer  requirements or devote far greater  resources to promotion of their offerings than we can. We believe that  developing  and  maintaining a competitive  advantage will require continued  investment  by us in  our  resorts  and in our  sales  and  marketing efforts. We cannot assure you that we will have sufficient resources to make the necessary investments to do so, and we cannot assure you that we will be able to compete successfully in our market or against such competitors.

     In addition, our hotel competes with other hotels in its geographic area. A number of  additional  hotel  rooms have been or may be built in the  geographic area in which our hotel is located,  which could adversely affect the results of operations of our hotel.  An oversupply  of hotel rooms could  adversely  affect both  occupancy  and  rates in the  market  in which  our  hotel is  located.  A significant  increase in the supply of  mid-price,  upscale,  and  upper-upscale hotel rooms and suites, if demand fails to increase proportionately,  could have
an  adverse  effect  on  our  business,   financial  condition  and  results  of
operations.

Our future development plans might not be successful.

     We  have  development  plans  for  our  operations  and  assets.  We  could experience  significant  difficulties  initiating or completing  these projects, including:

     o    market or economic downturns impacting our ability to achieve required revenues from sales;

     o    difficulty  in  finding  partners  or other  sources  to  assist  with financing;

     o    difficulty in receiving the necessary regulatory approvals; and

     o    difficulty in obtaining qualified subcontractors.

     Additionally, we may not benefit from the projects as we expected. Further, we may not be able to fund these  projects  with cash flow from  operations  and
borrowings  under  our  debt  agreement,   or  third-party  financing,   or  any
combination of the foregoing.

Terrorist  acts upon the United  States and acts of war  (actual or  threatened)
could have a material adverse effect on us.

     The  terrorist  acts carried out against the United States on September 11,
2001 have had an adverse effect on the global travel and leisure  industry.  The war with Iraq and its aftermath also had materially adverse effects.  Additional terrorist  acts against the United States and the threat of or the actual act of war by or upon  the  United  States  could  result  in  further  degradation  of discretionary  travel,  upon which our  operations  are highly  dependent.  Such degradation could have a material adverse impact on our results of operations.

We rely on government permits.

     Virtually  all of our ski  trails and  related  activities  are  located on federal land. The U.S. Forest Service has granted us permits to use these lands, but maintains the right to review and approve many operational  matters, as well as the  location,  design  and  construction  of  improvements  in these  areas.
Currently,  our  permits  expire  December  31,  2039.  The Forest  Service  can terminate  this permit if, in its opinion,  such  revocation  is required in the public interest.  A termination of any of our permits would adversely affect our business and operations.

We are subject to litigation in the ordinary course of business.

     We are, from time to time, subject to various legal proceedings and claims, either asserted or unasserted.  Any such claims,  whether with or without merit, could be  time-consuming  and expensive to defend and could divert  management's attention and resources.  While management  believes we have adequate  insurance coverage and accrued loss contingencies for all known matters,  we cannot assure that the  outcome of all  future  litigation  will not have a  material  adverse effect on us.

We are subject to extensive  environmental  laws and regulations in the ordinary course of business.

     Our  operations  are  subject  to a  variety  of  federal,  state and local environmental laws and regulations  including those relating to emissions to the air, discharges to water,  storage,  treatment and disposal of wastes, land use, remediation of  contaminated  sites and protection of natural  resources such as wetlands.  For example,  future  expansions or renovation of our ski  facilities must comply with  applicable  forest plans  approved  under the National  Forest
Management Act or local zoning  requirements.  From time to time, our operations are subject to  inspections  by  environmental  regulators  or other  regulatory agencies.  We are also  subject to worker  health and  safety  requirements.  We
believe  our   operations  are  in  substantial   compliance   with   applicable
environmental, health and safety requirements. However, our efforts to comply do not remove  the risk that we may be held  liable,  incur  fines or be subject to claims for  damages,  and that the amount of any  liability,  fines,  damages or remediation  costs may be material  for,  among other  things,  the  presence or release of regulated  materials  at, on or emanating  from  properties we now or
formerly  owned  or  operated,   newly  discovered   environmental   impacts  or
contamination at or from any of our properties, or changes in environmental laws and regulations or their enforcement.

Our future growth and real estate development requires additional capital whose availability is not assured.

     We intend to make  significant  investments  in our resort to maintain  our competitive position. We spent approximately $626,000,  $316,000 and $297,000 in the fiscal  years ended  December  31,  2003,  2002 and 2001,  respectively,  on capital  expenditures.  Our hotel  needs  renovation  and budget  estimates  are approximately  $4 million  over the next three  years;  however,  we do not have these  funds  available  at the  present  time.  We might  not be able to obtain financing  for future  expenditures  on  favorable  terms or at all.  The future development  of our property under the PRD discussed  above  requires  financing that is not presently available to us.

Future changes in the real estate market could affect the value of our investments.

     We have real estate holdings near our mountain resort, which are within the
PRD. The value of our real  property and the revenue from  possible  development activities may be adversely affected by a number of factors, including:

     o    national and local economic climate;

     o    local real estate conditions;

     o    attractiveness  of  the  properties  to  prospective   purchasers  and
          tenants;

     o    competition from other available properties;

     o    unexpected construction costs or delays;

     o    government regulations and changes in real estate, zoning or tax law;

     o    interest rate levels and the availability of financing; and

     o    potential liabilities under environmental and other laws.

If we do not retain our key personnel, our business may suffer.

     The success of our business is heavily  dependent on the  leadership of our key management personnel, particularly including our President, Manuel B. Lopez.
If Mr. Lopez's services were to become  unavailable to us, it would be extremely difficult  to replace  him,  and our  business  could be harmed.  We do not have
"key-man" life insurance on Mr. Lopez.

Item 2. Description of Property.

     The  properties  used in the operation of our Resort as described in Item 1 above include:

     o    8.29 acres owned by us on which our 204-room hotel,  convention center and related facilities are located.

     o    43.5 acres owned by us and Town of Jackson  leases on 27.2  contiguous acres. A lease on a ski shelter and part of the 27.2 acres expires May
          31, 2023. The lease on the balance (the larger portion,  including the ice rink) of 27.2 acres expires May 31, 2033.

     o    A 30-year  Forest Service Term Special Use Permit on 370 acres on Snow
          King Mountain expires on December 31, 2039.

     o    A double chair ski lift on Snow King Mountain constructed and put into use in 1981.

     o    A double  chair lift  acquired in 1986 which  reaches from the base of
          Snow King  Mountain to  approximately  half the distance to the top of the mountain.

     o    A triple chair lift  installed in 1994,  which  extends  approximately half way to the top of Snow King Mountain. The cost of the chair lift, additional lights for night skiing, water lines, pump, and snow making equipment installed, totaled $1.7 million.

     o    Mountain grooming and communications equipment.

     o    A warming hut and snack shop at the summit of Snow King Mountain.

     o    An alpine slide.

     All of the above  properties  are  subject to the lien of First  Interstate
Bank as security  for its loan to us. See Note 5 to our  Consolidated  Financial
Statements in Item 7 below.

Item 3. Legal Proceedings.

     We are not a party to any legal  proceedings  except  those in the ordinary course of our business.  We believe there is no proceeding threatened or pending against us which, if determined adversely,  would have a material adverse effect on our financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters  were  submitted to a vote of our  security  holders  during the fourth quarter of the fiscal year covered by this report.

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business
        Issuer Purchases of Equity Securities.

     Our common  stock is traded  sporadically.  Trading in our common  stock is reported in the electronic  Pink Sheets and on the OTC Bulletin  Board. On March
19, 2004, our common stock was quoted $0.11 bid and $0.25 asked in both the Pink
Sheets  and  on  the  OTC  Bulletin  Board.   Quotations   shown  below  reflect
inter-dealer prices, without retail mark-up,  markdown or commission and may not necessarily represent actual transactions.

                                                 Bid Prices
                                                 ----------
                                             Low            High
                                             ---            ----
      2002
      ----
      First Quarter                         $.05           $.08
      Second Quarter                         .05            .08
      Third Quarter                          .04            .05
      Fourth Quarter                         .03            .08

      2003
      ----
      First Quarter                         $.03           $.05
      Second Quarter                         .03            .05
      Third Quarter                          .01            .03
      Fourth Quarter                         .01            .25

     As of December 31, 2003, there were  approximately  3,500 holders of record of our common stock.

     Holders of our common stock are  entitled to receive such  dividends as may be declared by our Board of  Directors.  No  dividends  have ever been paid with respect to our common stock and no dividends are  anticipated  to be paid in the foreseeable future.

     We have no securities  authorized  for issuance  under equity  compensation plans. We sold no unregistered  securities during the fiscal year ended December
31, 2003,  nor did we repurchase  any of our equity  securities  during the year then ended.

Item 6. Management's  Discussion and Analysis of Financial Condition and Results
        of Operations.

Introduction.

     See Note 2 to our  Consolidated  Financial  Statements  included  in Item 6 below for information concerning our critical accounting policies.

     The  following   discussion   should  be  read  in  conjunction   with  our
Consolidated  Financial  Statements  included  in this  Form  10-KSB  and  other cautionary statements contained herein. This discussion contains statements that are not of a historical nature and that may be forward-looking statements, which
involve  risks  and  uncertainties.   Additionally,   this  discussion  utilizes
percentages and dollar amounts in approximate terms.

     Since the great  majority of our  operating  revenues  and our assets arise from our  interest  in Snow  King  Resort,  Inc  (SKRI),  this  discussion  will primarily cover our hotel and resort operations.

     Our resort and hotel  business  is located in a remote  area of the country and is therefore highly susceptible to not only general travel trends but to the availability  of  convenient  and  affordable  air  transportation.  Our  resort operations are a complex and management intensive enterprise that is affected by many national and international  factors. Since September 11, 2001 our marketing and transportation  challenges have increased  notably.  We believe that, in the present climate, international events, such as the Iraq War, have larger effects on our business than on the average hotel or motel.

     In addition,  there have been significant changes in our market area. While tourist  visitation to the Jackson Hole area has remained  relatively  flat, the number of rooms and condominiums available for rent in the area has increased in the last 2 years.  Competing  enterprises  have also improved and expanded their facilities.  These new or expanded competing facilities are also associated with national brand names placing additional marketing challenges on our business.

Results of Operations for the year ended December 31, 2003 compared to the year ended
December 31, 2002.

     Our operations are driven by individual  tourists and conference  attendees visiting Jackson Hole,  Wyoming.  Hotel and condominium room rental revenues are the  main  aspect  of our  revenue  stream  and the most  important  part of our
operations.   Of  our  2003  total   revenues   of   approximately   $10,216,000
approximately  67%  were a  result  of room and  condominium  rentals.  Food and beverage,  mountain operations,  and other departments contributed the remaining
33% of revenues.  Total sales from operations increased  approximately 4.8% over
2002. More detailed operating results follow, broken down by departments.

Room Department.

     Room  department   revenues   consist  of  hotel  room  rentals.   Expenses
attributable to this department  include the labor costs  (including  benefits), travel agency commissions,  courtesy vans, cable TV and supplies associated with housekeeping and front desk operations.

     In 2003 our  hotel's  average  occupancy  rate  for the  year was  56.9% as compared  with 58.4% in 2002.  We were able to increase  the average  daily rate
(ADR)  from  $103.59  in 2002 to  $107.07  in  2003.  Room  department  revenues increased  marginally,  by 0.7%, to approximately  $4,538,000.  Room department expenses  increased  slightly and we were able to increase the room department's profit by almost $5,000, less than a 0.2% increase.

     For 2004 we are  anticipating  a slight  decrease in occupancy  and a small increase in ADR. Rooms department revenues are expected to reach a level similar to 2003. January 2004 revenues were below 2003 and February was above. For these
2 months both  revenues and expenses  were down  approximately  13%.  Generally, rooms departmental profits lag behind national averages for our peers by about 3 percentage  points.  Increasing  the average daily rate is our main strategy for achieving better departmental results.

Food and Beverage Department.

     The food and  beverage  department  revenues  include  those  derived  from operating the restaurant,  room service, banquet, lounge and conference services departments.  Departmental  costs  include  the  cost  of  purchasing  food  and beverages,  labor and associated benefits,  entertainment,  advertising for food and beverage outlets and other  miscellaneous  supplies and expenses  associated with the department.  This  department  normally runs at a loss. In 2003 we were able to reduce the amount of the loss by instituting  tighter cost controls over
labor  and  other  expenses.   Total   departmental   sales  increased  5.7%  to
approximately  $1,935,000.  The departmental  loss decreased from  approximately
$76,000 to $15,000.

Mountain Operations.

     Mountain  operations  revenues  include ski lift  tickets,  season  passes, commissions,  tubing park,  scenic  chairlift  rides and alpine slide  revenues.
Total revenues for 2003 were  approximately  $1,285,000,  a very slight ($7,000)
increase over 2002. Labor and benefits is the largest expense category.  In 2003 approximately  76% of  departmental  revenues  were spent in labor and benefits.
Other  expenses that are part of this  department  are  insurance,  advertising, maintenance, supplies, U.S. Forest Service fees, grooming equipment supplies and
maintenance,   utilities  and  other  miscellaneous   expenses  associated  with
operating the ski area and alpine slide. Historically the ski operation shows an operating  loss (this loss was $269,000 in 2003 compared with a $210,000 loss in
2002).  The alpine slide operating  profits normally more than cover these other mountain losses (the slide  sub-department  profit was $239,000 in 2003 compared with $247,000 in 2002).  However in 2003 the combined  department  experienced a departmental  loss  of  $30,000  mostly  due to  increased  losses  by  the  ski operation.

     Nationally,  ski areas of similar  size to ours are also facing  comparable challenges.  We  believe  the main  positive  economic  significance  of the ski operation is in terms of its relationship to the real estate  development of our surplus land.

Snow King Center.

     Snow King Center  operations are accounted for  separately  since Snow King
Resort  Center,  Inc  (SKRCI)  holds the lease of this  facility.  Revenues  are derived from ice floor  rentals,  dry floor rentals,  food,  beverage and resort surcharge sales. Labor, food and beverage costs, utilities, insurance, supplies, lease  payments  and other  costs  attributable  to the  Center  constitute  the operating  expenses.  The Snow King Center  revenues and expenses  have remained relatively flat for the past years. We are projecting the same results for 2004.
The Center contributes to the overall resort operations by providing a venue for attracting  conferences and  conventions as well as skating,  concerts and other events. See Note 8 to our Consolidated Financial Statements.

Condominium Rentals.

     We  manage,  under  annual  renewable  contracts,   rental  operations  for
individual condominium owners. Additionally, we manage the day-to-day affairs of
3  homeowners  associations.   For  all  these  activities  we  earn  fees.  The
departmental expenses include direct housekeeping and maintenance labor, as well as a  pro-rata  portion  of the front  desk and other  sub-departments.  As more condominiums  are  constructed in the Snow King resort area, this department has increased its sales and  profitability.  Total sales,  including  gross rentals,
increased   approximately  20%  from  2002  to  2003,   reaching   approximately
$2,300,000. Profitability increased from $105,000 to $288,000.

Other Departments.

     Income and expenses for this category consist of  telecommunications,  shop rentals,  guest services,  laundry machines,  activity/concierge  desk and other miscellaneous  income.  Net impact is minor, with  departmental  profit reaching
$66,000 in 2003.

Administration and General.

     This cost  category  includes  labor  and  expenses  that are not  directly attributable to any operating departments.  Labor includes the manager's office, accounting,  personnel  and  safety.  Operating  expenses  include  credit  card discounts,  dues,  subscriptions,  data processing,  supplies and other overhead items. In 2002 these costs were 8.7% of total  revenues.  In 2003 they were 8.8%
of total revenues or approximately  $901,000. We anticipate that 2004 costs will be approximately 8.0%. In 2003 we had some increased labor costs associated with a quality and guest satisfaction  initiative.  Facing increased competition,  we are  instituting  changes to enhance  the guest  experience.  Although we expect future  increased  revenues as a result of these  initiatives,  we have incurred added initial costs.

Marketing.

     In light of the present competitive climate we have increased our marketing efforts.  Personnel,  advertising and other marketing costs increased in 2003 to
$465,000  (4.6% of total  revenues)  from $389,000  (4.1% of total  revenues) in
2002.  In 2004 these costs are expected to rise to  approximately  4.5% of total revenues.  Internet  marketing  expenses are becoming  larger share of the total
marketing  costs.  The  present   competitive   marketplace   requires  constant
monitoring of the various Internet wholesaler websites. We are aiming for larger market share through our increased aggressiveness in Internet marketing.

Maintenance.

     Maintenance  labor and  expenses  remained at  approximately  4.5% of total revenues  in 2003.  We are  projecting  an increase  for 2004,  since we need to elevate the property's appeal in the face of increased competition.

Energy.

     Electricity,  gas and utilities were slightly lower in 2003 ($270,000) than in 2002  ($278,000).  We will be facing some rate  increases in 2005 and 2006 as existing favorable contracts expire.

Property Taxes and Insurance.

     Property  taxes  have  remained   fairly   stable.   Our  2003  taxes  were
approximately  $118,000  compared  with  approximately  $110,000 in 2002. We are projecting a 3% increase for 2004. Insurance costs increased  substantially from
$195,000  in 2002  to  $282,000  in  2003.  This  increase  was due to  national
conditions   since  our  claims   history  is  good.  The  sprinkler  and  alarm
installation  should help us maintain a favorable rate,  although we are subject to national and international trends. In addition, we paid $44,625 to insure our ski and alpine slide activities.

Management Fees.

     Management fees were reduced  substantially in 2003. From $207,000 in 2002, they went down to $150,000 in 2003.  Snow King  Resort  Management's  management contract  expired  at the  end of  2002.  A new  lower  management  compensation arrangement was negotiated for 2003.

Interest Expense.

     Total  interest  expense  was  about  12% lower in 2003 than in 2002 due to lower interest rates and a reduced long-term mortgage amount.

Depreciation and Amortization.

     Depreciation  and amortization  expenses  remained  approximately  the same
($511,000 in 2003 and $536,000 in 2002).

Gain on Sale of Assets.

     In 2002 we realized a $1,496,000  gain on sales of real estate.  We did not sell any real estate in 2003.

Profit and Loss.

     Our net loss for 2003 was approximately  $462,000.  Before  considering the asset  sale  that  occurred  in  2002,the  comparable  amount  for that year was approximately  $419,000.  Both of  these  figures  are  before  considering  the minority interest in SKRI.

     Seasonality  is a  challenging  part  of our  business.  The  slow  seasons
(April-May  and late October to late  December)  require  drastic  reductions in expenses,  mainly labor.  These  reductions have to be balanced with the need to maintain a well-trained and dedicated workforce.

     In  operations,  we are planning to cut costs further in 2004. We intend to achieve operational improvements through changes in our employee compensation to more accurately be tied to the profitability of their respective departments.  A major  emphasis  will be placed  in  marketing,  specifically  in  booking  more conference  groups and individual  bookings through our own website and those of large travel  wholesalers.  We will continue to explore a possible  relationship with a national hotel chain.

Liquidity and Capital Resources.

     Liquidity has been a problem for SKRI for the past several years.  Our bank debt is higher than the operating business can support.  In 2002 we were able to sell  some  parcels  of land and  reduce  debt.  In 2003,  however,  we had some extraordinary capital expense  requirements,  the largest being the installation of a fire  sprinkler and smoke alarm system for all the rooms in the hotel.  The hotel's  central core building was already  sprinklered  but the room wings were not.  Government  regulations and insurance mandates required SKRI to spend over
$446,000 installing these safety systems.

     Additionally,  the hotel needs extensive  renovations to remain competitive in a fast changing  marketplace.  A certain level of  expenditures  is needed to maintain our position. Larger amounts are required to reach a better competitive level.

     We are in  the  process  of  exploring  options  to  franchise  the  hotel.
Depending on the identity of a proposed "flag" for the hotel,  the extent of the proposed renovations varies considerably. These expenditures have to be balanced with the potential  benefits that a national  marketing entity could bring to us and the continuing  costs of added  reservations  system and franchise  fees. We hope to make a decision  this summer so that we can take  advantage  of the next
"window" for  performing  the  renovations.  These windows are during our slower periods of the year, such as spring and fall.

     In late March of 2004, we are facing the off-season with our line of credit drawn to the limit.  We have had to borrow  additional  amounts from  affiliated entities,  such as Love Ridge Development,  from officers and directors and from bank borrowings guaranteed by officers and directors.

     Late last year we explored  the option of selling  more land to reduce debt and enable the  company  to  perform  at least some of the  much-needed  capital improvements.  We,  however,  chose to embark  on a  structural  change  for the company.  SKRI would  become the  developer of these land  parcels,  and thereby expand its activities.

     For the  future we have  decided to evolve the  company  from an  operating entity into an enterprise  that  incorporates  operations as well as real estate development,  thereby  unlocking our largest  asset,  the parcels of undeveloped land under our  control.  We started  this process over 4 years ago by preparing and obtaining  regulatory  approval for a Master Development Plan for the entire
Snow King Resort.  This  Masterplan  had an  expiration  date of December  2003, unless  a  specific  proposal  for  construction  of a  portion  of the plan was presented for approval. We accomplished that task on time and are in the process of  obtaining  final  approval for  construction  of five  buildings  containing approximately 40,000 square feet of condominiums. The development and successful sale of these condominiums should provide SKRI with enough funds to renovate the hotel to a competitive level.

     The real estate  development  business  is a highly  risky  enterprise.  We intend to attempt to minimize the risk by pre-selling a large  percentage of the condominium units.  Lenders are also likely to require personal  guarantees from key personnel,  directors,  officers and  shareholders.  These  enhanced  credit facilities are a necessary part of this enterprise.

     We believe that unless we shift more of our emphasis  into the  development of our real  estate  holdings,  we would have to continue to sell land and other assets to support operations.

Item 7. Financial Statements.

     See  the  Independent  Auditor's  Report  and  our  Consolidated  Financial
Statements attached hereto.

                          CLIFFORD H. MOORE AND COMPANY
                          Certified Public Accountants
                               205 South Broadway
                             Riverton, Wyoming 82501
                                  307-856-9214

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

To the Board of Directors
and Stockholders of
Western Standard Corporation

     We have audited the  accompanying  consolidated  balance  sheets of Western
Standard  Corporation and Subsidiaries as of December 31, 2003 and 2002, and the
related consolidated  statements of shareholders' equity,  operations,  and cash flows,  for the years ended December 31, 2003,  2002 and 2001.  These  financial
statements   are  the   responsibility   of  the   Company's   management.   Our
responsibility  is to express an opinion on these financial  statements based on our audits.

     We conducted our audits in accordance  with  auditing  standards  generally accepted in the United States of America.  Those standards  require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis,  evidence  supporting  the amounts and  disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant  estimates  made by  management,  as well as evaluating  the overall
financial  statement  presentation.   We  believe  that  our  audits  provide  a
reasonable basis for our opinion.

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

     In our opinion,  the financial statements referred to above present fairly, in all material respects, the financial position of Western Standard Corporation and  Subsidiaries  as of December  31,  2003 and 2002,  and the results of their operations and cash flows for the years ended December 31, 2003,  2002 and 2001, in conformity with generally accepted accounting principles.

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

                                                              February 17, 2004
                                                              Riverton, Wyoming

                          WESTERN STANDARD CORPORATION

                                TABLE OF CONTENTS

INDEPENDENT AUDITOR'S REPORT

FINANCIAL STATEMENTS:

     Consolidated balance sheets
     Consolidated statements of shareholders' equity
     Consolidated statements of operations
     Consolidated statements of cash flows

SUPPLEMENTAL SCHEDULES:

     Schedule of property, equipment and intangible assets (2003)-Schedule A
     Schedule of accumulated depreciation, depletion and amortization (2003)-Schedule A-1
     Schedule of property, equipment and intangible assets (2002)-Schedule B
     Schedule of accumulated depreciation, depletion and amortization (2002)-Schedule B-1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  WESTERN STANDARD CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2003 AND 2002

                                     ASSETS
                                     ------
                                                                  2003               2002
                                                              -------------      -------------
CURRENT ASSETS:
   Cash                                                       $     241,208      $     307,271
   Accounts receivable (net of allowance for doubtful
     accounts of $11,991 in 2003; $12,757 in 2002)                  263,783            297,501
   Inventories                                                       52,503             55,430
   Prepaid insurance                                                305,624            261,655
   Other prepaid expenses                                            32,908             46,104
                                                              -------------    ---------------
       Total current assets                                         896,026      $     967,961
                                                              -------------      -------------

PROPERTY AND EQUIPMENT:
   At cost net of accumulated depreciation of
     $6,430,712 and $6,114,690 in 2003 and 2002,
     respectively (Schedules A and B)                             9,016,325        $ 8,908,204
                                                              -------------        -----------

OTHER ASSETS:
   Restricted cash                                                   55,538    $        34,614
   Account receivable - Snow King Resort Center, Inc.
     (Note 8 and Note 13)                                         1,638,434          1,583,780
   Allowance for doubtful receivable (Note 13)                   (1,573,000)    (1,500,000)
   Leasehold interest, net of amortization (Note 9)                  27,545             37,201
   Other (Note 3)                                                    52,605             30,629
   Patronage capital, net of discount (Note 15)                     296,751            279,725
                                                              -------------     --------------
      Total other assets                                            497,873      $     465,949
                                                              -------------      -------------

TOTAL ASSETS                                                  $  10,410,224        $10,342,114
                                                              =============        ===========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------
CURRENT LIABILITIES:
   Accounts payable                                           $     457,783      $     442,517
   Accrued expenses (Note 4)                                        589,681            527,530
   Advance deposits                                                 313,606            420,127
   Current maturity of debt (Note 5)                              1,751,606            984,318
                                                              -------------      -------------
       Total current liabilities                                 3,112,676           2,374,492
                                                              -------------      -------------

LONG-TERM LIABILITIES:
   Long-term debt (Note 5)                                        6,925,255          7,133,356
   Fee payable - officer (Note 8)                                    90,000             90,000
                                                              -------------      -------------
       Total long-term liabilities                                7,015,255          7,223,356
                                                              -------------      -------------

MINORITY INTEREST IN SUBSIDIARY                                   2,061,021          2,162,780
                                                              -------------      -------------

SHAREHOLDERS' EQUITY (DEFICIT):
   Common stock, $.05 par value, 10,000,000 shares
     authorized, 9,963,015 shares issued and outstanding
     at December 31, 2003 and 9,963,015 shares outstanding
     at December 31, 2002                                           401,201            401,201
   Capital in excess of par value                                 3,334,701          3,334,701
   Accumulated deficit                                           (5,514,630)        (5,154,416)
                                                              -------------      -------------
       Total shareholders' equity (deficit)                      (1,778,728)        (1,418,514)
                                                              -------------      -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)          $  10,410,224      $  10,342,114
                                                              =============      =============

                 The accompanying notes to financial statements
                    are an integral part of these statements.

                  WESTERN STANDARD CORPORATION AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                                                  Total
                                                   Capital        Capital                         share-
                                    Shares          stock        in excess      Accumulated      holders'
                                  outstanding       common      of par value      deficit         equity
                                  -----------     ----------    ------------    ------------   ------------

BALANCE, December 31, 2000          9,965,015     $  401,201    $  3,334,801    $ (5,552,167)  $ (1,816,165)
  2001 net loss                           -0-            -0-             -0-        (416,825)      (416,825)
  Purchase treasury stock              (2,000)           -0-            (100)            -0-           (100)
                                  -----------     ----------    ------------    ------------   ------------
BALANCE, December 31, 2001          9,963,015        401,201       3,334,701      (5,968,992)    (2,233,090)
  2002 net income                         -0-            -0-             -0-         814,576        814,576
                                  -----------     ----------    ------------    ------------   ------------
BALANCE, December 31, 2002          9,963,015        401,201       3,334,701      (5,154,416)    (1,418,514)
  2003 net loss                           -0-            -0-             -0-         360,214)      (360,214)
                                  -----------     ----------    ------------    ------------   ------------
BALANCE, December 31, 2003          9,963,015     $  401,201    $  3,334,701    $ (5,514,630)  $ (1,778,728)
                                  ===========     ==========    ============    ============   ============

                 The accompanying notes to financial statements
                    are an integral part of these statements.

                  WESTERN STANDARD CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                     2003                2002                 2001
                                                  -----------         -----------         ------------

REVENUES:
   Snow King Resort                               $10,216,562         $ 9,768,035         $  9,550,987
   Oil and gas interests                               42,150              27,123               40,498
   Interest                                             1,916               7,156               14,428
   Other                                                   50                 992                  922
   Gain (loss) on assets sold                             -0-           1,496,455               (6,720)
                                                  -----------         -----------         ------------
       Total revenues                              10,260,678          11,299,761            9,600,115
                                                  -----------         -----------         ------------

EXPENSES:
   Operating expense                                9,601,590           9,031,733            8,650,343
   Oil and gas interests                               16,732              11,995               17,287
   Amortization                                        16,796              28,332               28,332
   Depreciation                                       516,249             512,557              530,622
   Provision for doubtful accounts                      8,000               4,900                7,500
   Interest                                           490,284             557,319              807,351
   Provision for Snow King Resort Center
      receivable collectibility                        73,000              75,000               95,000
                                                  -----------         -----------         ------------
         Total expenses                            10,722,651          10,221,836           10,136,435
                                                  -----------         -----------         ------------

Net income (loss) before provision for
  income tax                                         (461,973)          1,077,925             (536,320)
Provision for income tax (Note 7)                         -0-            (366,495)                 -0-
                                                  -----------         -----------         ------------
                                                     (461,973)            711,430             (536,320)

Benefit of tax loss carryovers (Note 7)                   -0-             366,495                  -0-
                                                  -----------         -----------         ------------
NET INCOME (LOSS)                                    (461,973)          1,077,925             (536,320)
Minority interest in (net income) loss
  of subsidiary                                       101,759            (263,349)             119,495
                                                  -----------         -----------         ------------
NET INCOME (LOSS)                                 $  (360,214)        $   814,576         $   (416,825)
                                                  ===========         ===========         ============

INCOME (LOSS) PER COMMON SHARE (Computed
   on the weighted average number of
   shares outstanding for the year)               $      (.04)        $       .08         $       (.04)
                                                  ===========         ===========         ============

WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING                                      9,963,015           9,963,015            9,964,861
                                                  ===========         ===========         ============

                 The accompanying notes to financial statements
                    are an integral part of these statements.

                  WESTERN STANDARD CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                        2003                2002                 2001
                                                     -----------         -----------         ------------
INCREASE (DECREASE) IN CASH:
Cash flows from operating activities:
   Cash received from customers                      $10,185,959         $ 9,786,039         $  9,478,697
   Cash paid to suppliers and employees               (9,611,983)         (9,214,872)                           (8,572,994)
   Interest received                                       1,916               7,156               14,428
   Interest and prepayment penalties                    (490,284)           (557,319)            (807,351)
   Income tax paid                                           -0-                 -0-                  -0-
                                                     -----------         -----------         ------------
       Net cash provided (used) by operations             85,608              21,004              112,780
                                                     -----------         -----------         ------------

Cash flows from investing activities:
   Payments to restricted cash                           (20,924)            (14,168)             (14,643)
   Sales and retirements of assets                           493             149,039                  -0-
   Purchase treasury stock                                   -0-                 -0-                 (100)
   Proceeds of sales of Alphorn lots                         -0-           1,496,455                  -0-
   Investment in related corporation and
     resort association                                  (10,910)               (100)                 (30)
   Capital expenditures                                 (624,863)           (315,635)            (296,986)
   Investment in Snow King Center                        (54,654)            (17,548)             (53,540)
   Collection of note receivable                             -0-              10,000                  -0-
                                                     -----------         -----------         ------------
    Net cash provided (used) by investing
         activities                                     (710,858)          1,308,043             (365,299)
                                                     -----------         -----------         ------------

Cash flows from financing activities:
   Borrowing from banks and leasing companies          1,318,929           1,244,947            1,161,599
   Principal payments to banks and
     leasing companies                                  (759,742)         (2,529,378)          (1,026,481)
                                                     -----------         -----------         ------------
       Net cash provided (used) by financing
        activities                                       559,187          (1,284,431)             135,118
                                                     -----------         -----------         ------------

Net increase (decrease) in cash                          (66,063)             44,616             (117,401)
Cash at beginning of year                                307,271             262,655              380,056
                                                     -----------         -----------         ------------

   Cash at end of year                               $   241,208         $   307,271         $    262,655
                                                     ===========         ===========         ============

     Cash consists of cash on hand and cash in unrestricted bank accounts and short term cash investments.

RECONCILIATION OF NET INCOME TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
Net income (loss)                                    $  (360,214)        $   814,576         $   (416,825)
Adjustments to reconcile net income to net cash
provided (used) by operating activities:
   Depreciation and amortization                         533,045             540,889              558,954
   Increase (decrease) in advance deposits              (106,521)             48,889             (119,037)
    (Increase) decrease in accounts receivable            33,718             (25,178)             (25,515)
   (Increase) decrease in prepaid expenses               (30,773)            (58,247)             (46,314)
   Decrease (increase) in inventories                      2,927              (3,722)                 664
   (Decrease) increase in accounts payable and
     accrued expenses                                     77,417            (104,275)             141,066
   Gain on Alphorn lots                                      -0-          (1,496,455)                 -0-
   Loss on investment                                        -0-                 -0-                6,720
   (Increase) decrease in other receivables              (18,206)             10,789               37,384
   Provision for Snow King Resort Center
      receivable                                          73,000              75,000               95,000
   Accrued interest - officer note                           -0-                 -0-                  800
   Increase in patronage capital                         (17,026)            (44,611)                (622)
   Allocation of minority interest in subsidiary
      (loss) income                                     (101,759)            263,349             (119,495)
                                                     -----------         -----------         ------------

      Net cash provided by operations                $    85,608         $    21,004         $    112,780
                                                     ===========         ===========         ============

                 The accompanying notes to financial statements
                    are an integral part of these statements.

                                   Schedule A

                  WESTERN STANDARD CORPORATION AND SUBSIDIARIES

                    PROPERTY, EQUIPMENT AND INTANGIBLE ASSETS

                      FOR THE YEAR ENDED DECEMBER 31, 2003

                                         Balance at                                         Balance
                                         beginning         Additions                        at end
Classification                           of period          at cost       Retirements      of period
--------------                          ------------      -----------     -----------    -------------

PROPERTY AND EQUIPMENT:
   Land                                 $  2,067,708      $     5,271  $          -0-    $   2,072,979
   Mineral claims and leases                     500              -0-             -0-              500
   Producing oil and gas interests           265,719              -0-             -0-          265,719
   Machinery and equipment                   142,107              -0-           6,232          135,875
   Hotel building and improvements         7,735,750          495,262          12,251        8,218,761
   Hotel furniture and fixtures            4,811,110          124,330         182,237        4,753,203
                                        ------------      -----------      ----------    -------------

                                        $ 15,022,894      $   624,863       $ 200,720    $  15,447,037
                                        ============      ===========       =========    =============

Property and equipment                                                                   $  15,447,037
Accumulated depreciation (Schedule A-1)                                                     (6,430,712)
                                                                                         -------------

   Property and equipment net of accumulated depreciation                                $   9,016,325
                                                                                         =============

Amortizable Assets:
------------------

  Costs of acquiring ski shelter
    lease                               $    124,938      $       -0-     $       -0-    $     124,938
                                        ============      ===========     ===========
  Accumulated amortization                                                                     (97,393)
                                                                                         -------------

         Net                                                                             $      27,545
                                                                                         =============

  Prepaid loan fees                     $     50,000      $       -0-     $       -0-    $      50,000
                                        ============      ===========     ===========
  Accumulated amortization                                                                     (34,530)
                                                                                         -------------

         Net                                                                             $      15,470
                                                                                         =============

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

                                  Schedule A-1

                  WESTERN STANDARD CORPORATION AND SUBSIDIARIES

              ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION

                  OF PROPERTY, EQUIPMENT AND INTANGIBLE ASSETS

                      FOR THE YEAR ENDED DECEMBER 31, 2003

                                                          Depreciation
                                                              and
                                                          amortization
                                         Balance at        charged to                       Balance
                                         beginning         costs and                        at end
Description                              of period         expenses       Retirements      of period
-----------                             ------------      -----------     -----------    -------------

PROPERTY AND EQUIPMENT:
   Producing oil and gas interests      $    246,181      $       -0-     $       -0-    $     246,181
   Machinery and equipment                   112,442            4,886           5,588          111,740
   Hotel building and improvements         2,509,678          283,215          12,391        2,780,502
   Hotel furniture and fixtures            3,246,389          228,148         182,248        3,292,289
                                        ------------      -----------     -----------    -------------

                                        $  6,114,690      $   516,249     $   200,227    $   6,430,712
                                        ===========       ===========     ===========    =============

AMORTIZATION:
   Leasehold interest                   $     87,737      $     9,656     $       -0-    $      97,393
                                        ============      ===========     ===========    =============

   Loan fees                            $     27,390      $     7,140     $       -0-    $      34,530
                                        ============      ===========     ===========    =============

                 The accompanying notes to financial statements
                    are an integral part of these statements.

                                   Schedule B

                  WESTERN STANDARD CORPORATION AND SUBSIDIARIES

                    PROPERTY, EQUIPMENT AND INTANGIBLE ASSETS

                      FOR THE YEAR ENDED DECEMBER 31, 2002

                                         Balance at                                         Balance
                                          beginning        Additions                        at end
Classification                           of period          at cost       Retirements      of period
--------------                          ------------      -----------     -----------    -------------

PROPERTY AND EQUIPMENT:
   Land                                 $  2,175,460      $    37,563     $   145,315    $   2,067,708
   Mineral claims and leases                     500              -0-             -0-              500
   Producing oil and gas interests           265,719              -0-             -0-          265,719
   Machinery and equipment                   142,107              -0-             -0-          142,107
   Hotel building and improvements         7,733,039           85,529          82,818        7,735,750
   Hotel furniture and fixtures            4,729,786          192,543         111,219        4,811,110
                                        ------------      -----------     -----------    -------------

                                        $ 15,046,611      $   315,635     $   339,352    $  15,022,894
                                        ============      ===========     ===========    =============

Property and equipment                                                                                                $ 15,022,894
Accumulated depreciation (Schedule B-1)                                                                            (6,114,690)
                                                                                                                    --------------

   Property and equipment net of accumulated depreciation                                                            $   8,908,204
                                                                                                                     =============

Amortizable Assets:
------------------

  Costs of acquiring ski shelter
    lease                               $    124,938      $       -0-     $       -0-    $     124,938
                                        ============      ===========     ===========
  Accumulated amortization                                                                     (87,737)
                                                                                         -------------

         Net                                                                             $      37,201
                                                                                         =============

  Prepaid loan fees                     $     50,000      $       -0-     $       -0-    $      50,000
                                        ============      ===========     ===========
  Accumulated amortization                                                                     (27,390)
                                                                                         -------------

         Net                                                                             $      22,610
                                                                                         =============

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

                                  Schedule B-1

                  WESTERN STANDARD CORPORATION AND SUBSIDIARIES

              ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION

                  OF PROPERTY, EQUIPMENT AND INTANGIBLE ASSETS

                      FOR THE YEAR ENDED DECEMBER 31, 2002

                                                          Depreciation
                                                              and
                                                          amortization
                                         Balance at        charged to                       Balance
                                         beginning         costs and                        at end
Description                              of period         expenses       Retirements      of period
-----------                             ------------      -----------     -----------    -------------

PROPERTY AND EQUIPMENT:
   Producing oil and gas interests      $    246,181      $       -0-     $       -0-    $     246,181
   Machinery and equipment                   107,556            4,886             -0-          112,442
   Hotel building and improvements         2,312,808          275,963          79,093        2,509,678
   Hotel furniture and fixtures            3,125,900          231,708         111,219        3,246,389
                                        ------------      -----------     -----------    -------------

                                        $  5,792,445      $   512,557     $   190,312    $   6,114,690
                                        ============      ===========     ===========    =============

AMORTIZATION:
   Leasehold interest                   $     66,545      $    21,192     $       -0-    $      87,737
                                        ============      ===========     ===========    =============

   Loan fees                            $     20,250      $     7,140     $       -0-    $      27,390
                                        ============      ===========     ===========    =============

                 The accompanying notes to financial statements
                    are an integral part of these statements.

                  WESTERN STANDARD CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 AND 2002

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
Construction of a hotel-convention center began in Jackson, Wyoming during 1973.
The complex was operational in early 1976 and was completed in 1977.

     In 1981,  50% of the Snow King area and the  convention  center was sold to
Pick-Jackson Corp. and the remaining 50% was transferred to two partnerships.

     On March 13, 1992, the Snow King Resort was reacquired by Snow King Resort,
Inc., a subsidiary of Western Standard Corporation.  The Ocean Lake property was sold in 1994.

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

Inventories:

     Food and  beverage  inventories  at Snow King  Resort,  Inc. are carried at cost, computed on a first-in, first-out basis.

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

Revenue Recognition:

     Western  Standard  Corporation  records  revenue  when  the  oil  or gas is produced.

     Snow King Resort,  Inc.  records  revenues as lodging  units are rented and sales of  meals,  beverages,  and  ancillary  services  are made.  Revenues  are recorded on a daily basis as earned.  Advance  deposits are recorded as deferred credits until the customers check in.

Accrued Vacation:

     Accrued  expenses  include  accrued  vacation  liability  of  $145,452  and
$128,587 at December 31, 2003 and 2002, respectively,  for the employees of Snow
King Resort, Inc.

Advertising:

     The  Company's  policy  is  to  expense   advertising  costs  as  incurred.
Advertising expenses for 2003 and 2002 were $299,559 and $304,389, respectively.

Retirement Plan:

     Snow King Resort,  Inc. adopted a 401(k)  retirement plan for its employees in 1994.  Employees  are  covered  by the  plan  after 12  months  of full  time employment.  Employees  contribute  part of their salary to the plan. The Resort may match some portion of the employee  contributions.  At December 31, 2003 and
2002,  the Resort  had a  liability  for  matching  contributions  of $7,200 and
$7,172.

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

NOTE 3:  OTHER ASSETS:

        Other assets include:
                                                           2003           2002
                                                        ----------     ---------
        Incorporation costs--new company                $    1,085     $     -0-
        Investment in stock (Snow King Resort
          Center and other)                                 16,422         5,512
        Prepaid loan fees, net of amortization              15,470        22,610
        Incorporation costs                                  1,163         1,163
        Account receivable, Love Ridge Development          18,465         1,344
                                                        ----------     ---------
                                                        $   52,605     $  30,629
                                                        ==========     =========

NOTE 4:  LIABILITIES:

        Accrued expenses consist of the following:
                                                           2003          2002
                                                        ----------     ---------

        Accrued payroll                                 $  134,664     $ 123,346
        Accrued vacation                                   145,452       128,587
        Accrued interest                                    34,733        21,782
        Payroll, sales and property taxes                  135,901       143,998
        Profit sharing plan liability                        7,200         7,172
        Other                                              131,731       102,645
                                                        ----------     ---------
                                                        $  589,681     $ 527,530
                                                        ==========     =========

NOTE 5:  LONG AND SHORT TERM DEBT:

                                                                                     Portion
                                                     Interest                       due within      Long-term
2003:                           Security               rate            Balance       one year        portion
-----                           --------             --------        -----------    -----------    -----------

Notes Payable:
--------------
First Interstate Bank,          Real estate,         Floating
monthly payments of             furniture and        Prime +
$79,286 except for              fixtures, leases     1.120%
November, April & May           and permits          5.125% at
                                                     12/31/03        $ 7,206,309    $   353,203    $ 6,853,106

First Interstate Bank,          Liquor license,      Floating
Line of Credit.  Due            Real estate,         4.375%
3/14/04                         leases and           at 12/31/03
                                permits                                  680,000        680,000            -0-

A1 Credit Insurance note,
monthly payments $35,671,
due 7/9/04                      Unsecured            5.85%               244,900        244,900                -0-

First Interstate Bank
monthly payments of
$1,128.  Due 1/09/08            Vehicles             5.00%                49,702         11,408         38,294

CIT Group Equipment
Financing, payments
$2,889 starting 3/8/04.
Due 12/08/05                    Snow cat             3.69%                60,950         27,095         33,855

Love Ridge Development,
LLC.  Notes due 12/31/04        Unsecured            5.75%               435,000        435,000            -0-
                                                                     -----------    -----------

TOTAL LONG AND SHORT TERM DEBT                                       $ 8,676,861    $ 1,751,606    $ 6,925,255
                                                                     ===========    ===========    ===========

                                                                                      Portion
                                                     Interest                       due within      Long-term
2002:                           Security               rate            Balance       one year        portion
-----                           --------             --------        -----------    -----------    -----------
Leases:
-------
Xerox Corporation Leases        Copiers              Various         $       238    $       238    $       -0-
                                                                     -----------    -----------    -----------

Notes Payable:
--------------
First Interstate Bank,          Real estate,
monthly payments of             furniture and        Floating
$79,286                         fixtures, leases     Prime +
                                and permits          1.120%            7,524,859        391,503      7,133,356

First Interstate Bank,          Liquor license,      Floating
Line of Credit.  Due            Real estate,         4.625%
12/15/03                        leases and           at 12/31/02
                                permits                                  380,000        380,000            -0-

A1 Credit Insurance note,
monthly payments $30,986,
due 7/9/03                      Unsecured            6.07%               212,577        212,577            -0-
                                                                     -----------    -----------    -----------
      Total notes payable                                              8,117,436        984,080      7,133,356
                                                                     -----------    -----------    -----------

TOTAL LONG AND SHORT TERM DEBT                                       $ 8,117,674    $   984,318    $ 7,133,356
                                                                     ===========    ===========    ===========

     Snow King Resort,  Inc.  refinanced its mortgage with First Interstate Bank of  Casper,  Wyoming  on March  23,  1999 for  $9,370,000.  A line of  credit of
$630,000 was also obtained. All real estate, furniture, equipment and leases are pledged as security for these notes.

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

             2004                         $ 1,751,606
             2005                             417,536
             2006                           6,494,022
             2007                              13,697
                                          -----------

                                          $ 8,676,861
                                          ===========

     Manuel B. and Deborah Lopez are guarantors on the debt to the extent of one million dollars.  The loan requires Snow King Resort, Inc. to maintain a certain level of cash flow.

Loan Covenant Violation:

     At December 31, 2003,  Snow King Resort,  Inc. failed to comply with one of the First  Interstate  Bank note  covenants  concerning  cash flow. The Bank has agreed to waive the violation until May 1, 2004 while  negotiations are underway on a new  restructuring  of the note. If the  negotiations  do not produce a new note  agreement,  the Bank will  increase the  interest  rate to prime plus 1.5%
effective May 1, 2004 on the mortgage.

     Short term borrowing information:
                                                           2003                    2002
                                                        -----------             -----------

        Balance at end of year                          $   744,521             $   592,577
        Range of interest rates                         4.375%-5.88%            4.625%-6.69%

        Maximum outstanding                             $   993,354             $   741,671
        Average outstanding, computed by weighted
          average of end of month balances              $   744,521             $   409,546
        Weighted average interest rate computed
          by total interest due, divided by
           average note balance                                 4.9%                    4.8%

     Loans  included  in this  computation  were the  First  Interstate  line of credit, a First Interstate short term loan, and A1 Insurance financing.

NOTE 6:  STOCK OPTION AND STOCK BONUS PLAN:

     During  1972,  the  Board  of  Directors  approved  a Stock  Bonus  Plan of indefinite term whereby  certain  officers and key employees were granted shares of the Company's  common stock for services  rendered during the year,  based on their salaries and in some cases their length of service with the Company.

     Under this Plan,  shares have been granted in prior years. No stock bonuses were issued in 2003 or 2002.  The Plan provides  that, at the  discretion of the
Executive  Committee of the Board of Directors,  a cash bonus in the approximate amount  of the  income  tax  related  to the  stock  bonus  may be  paid to such employees. No such cash bonuses have been paid as of December 31, 2003 or 2002.

NOTE 7:  FEDERAL INCOME TAXES:

     Western Standard Corporation and its subsidiaries filed consolidated income tax returns in 1993 and prior years.  Western Standard's  ownership in Snow King
Resort,  Inc.  dropped below 80% in 1994.  Separate  income tax returns for Snow
King Resort,  Inc. have been filed since 1994.  Western Standard's net operating loss carryover at December 31, 2003 is approximately $332,390,  which will begin to expire in 2004 if not used.

     Snow King Resort,  Inc.  succeeded to the net operating  loss of Snow King,
Incorporated of approximately  $999,000.  The net operating loss carryovers from
Snow King,  Incorporated have limited deductibility of approximately $84,000 per year.  These  allowed  carryovers  and Snow King's  losses have  accumulated  to
$2,001,470  at December 31,  2003.  These losses will begin to expire in 2006 in the amount of $70,500. Remaining losses will begin to expire in 2011 if not used sooner.

     Tip credit carryovers of approximately $28,000 have been earned, which will begin to expire in 2009 if not used.

     The  federal  tax loss for  Western  Standard  and  Western  Recreation  is approximately $30,000 for 2003. The tax loss for Snow King Resort, Inc. for 2003 is approximately  $418,000. The federal tax return loss for 2002 was $39,000 for
Western  Standard and Western  Recreation;  and a $1,082,000 net income for Snow
King Resort,  Inc. The federal tax return loss differs from net  financial  loss because of depreciation differences and differences in deductions.

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

                                                     2003                2002
                                                  ----------          ----------

        Net operating loss carryovers             $  793,512          $  615,166
        Depreciation difference                     (241,723)           (238,165)
        Credit carryovers                              9,520               8,203
        Other                                           (229)               (387)
                                                  ----------          ----------
                                                     561,080             384,817
        Less valuation allowance                    (561,080)           (384,817)
                                                  ----------          ----------

              Deferred tax asset                  $      -0-          $      -0-
                                                  ==========          ==========

     A  valuation  allowance  equal  to the  balance  of the  account  has  been established  due to the  uncertainty  of realizing  the future  benefit of these credit and loss carry  forwards.  The future  benefit is  dependent  upon future profitability of the company, or profitable sale of its assets.

     The  provision  for income  taxes is  different  from that  which  would be obtained  by applying  the  statutory  federal  income tax rate of 34% to income
(loss) items before  income  taxes.  The items  causing this  difference  are as follows:

                                                     2003                2002
                                                  ----------          ----------

        Tax at statutory rate                     $ (157,071)         $  366,495
        Depreciation difference                       (9,191)            (30,243)
        Provision for Center collectibility           24,820              25,500
        Patronage capital discount                        82               9,041
        Nondeductible expense                          1,689               2,590
        Loss on discarded assets                         -0-                 150
        Other net                                        260                 445
                                                  ----------          ----------
                                                   (139,411)            373,978
        Valuation allowance/effect of loss
         carryovers                                  139,411            (373,978)
                                                  ----------          ----------
        Net provision for income tax                     -0-          $      -0-
                                                  ==========          ==========

     Western  Standard's  income tax returns  through 1976 were  examined by the
Internal Revenue Service in 1978, and were accepted as filed.

NOTE 8:  RELATED PARTY TRANSACTIONS:

     Western  Standard  agreed  to  pay a fee  of  $100,000  to an  officer  for structuring the Snow King Resort,  Inc. asset purchase.  $10,000 of this fee was paid in 1992,  and the remaining  $90,000 is shown as a noncurrent  liability on the financial statements.

     The  shareholders of Snow King Resort,  Inc. formed a related  corporation,
Snow King  Resort  Center,  Inc.,  to  operate  and lease the Town of  Jackson's
skating  rink  facility.   The  facility  can  be  used  to  house  conventions,
exhibitions,  and large banquets.  The facility is operated in conjunction  with the Resort.  Western  Standard owns 49% of Snow King Resort  Center,  Inc. Since
Western Standard does not own a controlling interest in Snow King Resort Center,
Inc., that  corporation's  transactions  are not included in these  consolidated statements.  During 2002, Snow King Resort,  Inc.  advanced $17,547 to Snow King
Resort Center, Inc. During 2003, Snow King Resort, Inc. advanced $54,655 to Snow
King Resort  Center,  Inc.  The total  amount  receivable  from Snow King Resort
Center, Inc. at December 31, 2003 is $1,638,435. An allowance for collectibility of $1,573,000  has been  established  to reduce the advances to a net realizable value equal to Snow King Resort Center's book value of assets. The allowance was increased by $75,000 in 2002 and $73,000 in 2003.

     There is no formal agreement  between the Corporations to fund the Center's operations.

     Snow King Resort Center, Inc. information:

                                                     2003                2002
                                                  ----------          ----------

        Sales                                     $  673,751          $  683,652
        Gross profit                                 189,394             231,946
        Net loss                                     (92,045)            (59,279)
                                                  ==========          ==========

        Total assets                                  65,412             100,506
                                                  ==========          ==========

        Liabilities                                   53,196              50,900
        Owed to Snow King Resort, Inc.             1,638,435           1,583,780
        Stockholders equity                       (1,626,219)         (1,534,174)
                                                  ----------          ----------

        Total liabilities and equity              $   65,412          $  100,506
                                                  ==========          ==========

     Love  Ridge  Development,  LLC is a  partnership  formed to develop 10 lots purchased from SK Land Limited  Liability Company and 3 lots purchased from Snow
King Resort,  Inc. Its major partners are also shareholders in Snow King Resort,
Inc. Love Ridge is building  condominiums adjacent to Snow King Resort, Inc. The condominiums will be rented to Resort guests.

     Love Ridge  Development,  LLC purchased three of the Alphorn lots from Snow
King Resort,  Inc. in 2002. During 2002, Snow King Resort,  Inc.  employees were used to ready the  condominiums  for  rental.  Love Ridge  reimbursed  Snow King
Resort,  Inc.  for these  expenses in the amount of $65,627 in 2002.  $1,344 was unpaid at December 31, 2002.  Additional  expenses  were  incurred of $43,658 in
2003,  of which  $18,465 was unpaid at December 31,  2003.  $17,656 was received from Love Ridge in January 2004 for these expenses.

     SK Land Limited  Liability  Company was formed by the  shareholders of Snow
King Resort,  Inc. (except for Western Standard) to acquire  approximately  five acres of land adjacent to the Resort. During 2000, SK Land sold most of its land holdings to Love Ridge Development, LLC., another related entity.

     Jackson Hole Springs  Water Company was organized to bottle and sell spring water on the Resort's  property.  It is a wholly owned  subsidiary  of Snow King
Resort,  Inc.  Testing  and water  rights  expenses  have been  incurred.  These expenses  have been  recorded as an  investment  in Jackson Hole  Springs  Water
Company.

NOTE 9:  LEASEHOLD INTEREST:

     Snow King Resort, Inc. leases a ski shelter from the Town of Jackson.  Snow
King Resort Center, Inc. leases the skating rink part of the building.  Costs of acquiring the leasehold of $42,538 are being  amortized over the 30 year life of the original lease at $1,418 per year.

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

     Minimum lease  payments will be $10,800 per year or a total of $54,000 over the next  five  years.  Supplemental  rent is due when  revenues  from ski lifts exceed certain levels. Supplemental rents have been less than $1,200 for several years. Supplemental rent due for 2003 is $644.

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

                                                    88 Oil            KN Energy
                                                   --------           ---------

            1999                                  $   8,739            $ 14,664
            2000                                  $   9,759            $ 30,716
            2001                                  $   7,638            $ 30,028
            2002                                  $   5,892            $ 18,645
            2003                                  $   5,829            $ 31,121

NOTE 11:  LEASES:

     Snow King Resort,  Inc.  acquired some equipment with capital  leases.  The leases  had terms of 36 to 60  months.  The  following  costs of  equipment  are included in property and equipment in  accordance  with these leases in 2003 and
2002. All capital leases have been paid off at December 31, 2003.

                                                     2003                2002
                                                  ----------          ----------

        Total lease-purchased assets               $ 263,545           $ 263,545
        Accumulated depreciation                    (245,815)           (229,206)
                                                  ----------          ----------
              Net assets                          $   17,730          $   34,339
                                                  ==========          ==========

NOTE 12:  CONTINGENT LIABILITIES AND COMMITMENTS:

     Snow King  Resort,  Inc.  had been  sued by an  individual  involved  in an accident  on the Alpine  Slide.  The suit was being  defended  by the  insurance carrier.  During 2003,  the lawsuit was settled by Snow King Resort's  insurance company. Snow King Resort paid its deductible of $10,000 for the settlement.

NOTE 13:  LIQUIDITY:

     At December 31, 2003 and 2002, Snow King Resort,  Inc. had negative working capital which caused  difficulties in paying its current operating  obligations.
The cash flow  shortfalls  arose in part  because of  seasonal  fluctuations  in sales.  Other factors  contributing to the cash flow problems were cash advances to Snow King Resort Center, Inc., debt service costs,  unprofitable  operations, and purchases of fixed assets.  These  expenditures used cash that was therefore unavailable for payment of trade creditors.

     Collection of the $1,638,435  advanced to the Snow King Resort Center, Inc.
over the last several years is dependent on future profitable  operation of that facility or future  sale.  It is  doubtful  that the amount  receivable  will be collectible in the next year. An allowance of $1,573,000 has been established to reduce this account  receivable to its estimated realized value. An agreement to merge Snow King Resort, Inc. and Snow King Resort Center, Inc. lapsed in 2002.

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

                                        2003                  2002                  2001
                                     -----------           -----------           -----------

REVENUE - oil and gas interests      $    42,150           $    27,123           $    40,498
PRODUCTION COSTS                         (16,732)              (11,995)              (17,287)
                                     -----------           -----------           -----------
OPERATING INCOME - oil and gas       $    25,418           $    15,128           $    23,211
                                     ===========           ===========           ===========

IDENTIFIABLE ASSETS (at net
  book value)                        $    28,716           $    28,716           $    28,716
                                     ===========           ===========           ===========

CAPITAL EXPENDITURES                 $       -0-           $       -0-           $       -0-
                                     ===========           ===========           ===========

PROFIT OR (LOSS) PARENT              $   (30,189)          $   (39,379)          $   (29,341)
                                     ===========           ===========           ===========

REVENUE - Snow King Hotel Segment    $10,216,973           $11,267,904           $ 9,556,337
                                     ===========           ===========           ===========

OPERATING INCOME                     $   667,709           $   714,171           $ 1,158,512
                                     ===========           ===========           ===========

DEPRECIATION                         $   511,363           $   507,671           $   529,808
                                     ===========           ===========           ===========
IDENTIFIABLE ASSETS (at net
  book value)                        $10,310,287           $10,211,303           $10,443,995
                                     ===========           ===========           ===========

CAPITAL EXPENDITURES                 $   624,863           $   315,635           $   272,557
                                     ===========           ===========           ===========

PROFIT OR (LOSS)                     $  (431,734)          $ 1,117,304           $  (506,979)
                                     ===========           ===========           ===========

     A reconciliation from the segment information to the consolidated  balances for net loss and assets is set forth below.

Segment income from operations:
        Oil and gas                  $    25,418           $    15,128           $    23,211
        Snow King Hotel                  667,709               714,171             1,158,512
        Other income                       1,555                 4,734                 3,280
        Gain on assets sold                  -0-             1,496,455                   -0-

Expenses:
        Depreciation                    (516,249)             (512,557)             (530,622)
        Amortization                     (16,796)              (28,332)              (28,332)
        Interest                        (490,284)             (557,319)             (807,351)
        Other expenses                  (133,326)              (54,355)             (355,018)
                                     -----------           -----------           -----------

Consolidated net income (loss)          (461,973)          $ 1,077,925           $  (536,320)
                                     ===========           ===========           ===========

Segment assets:
        Oil and gas                       28,716           $    28,716           $    28,716
        Snow King Hotel               10,310,287            10,211,303            10,433,995
        Cash                              48,742                77,157               101,429
        Property and equipment            15,458                20,988                25,873
        Other assets                       7,021                 3,950                13,994
                                     -----------           -----------           -----------

Consolidated total assets            $10,410,224           $10,342,114           $10,604,007
                                     ===========           ===========           ===========

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

     Patronage Capital-Lower Valley Power and Light is as follows:

                                      Capital                                       Net
                                      Allocated              Discount               Value
                                     -----------           -----------           -----------

     12/31/00 balances               $   434,266           $   199,773           $   234,493
     2000 allocated in 2001               55,935
     Payment of 1985 & 1986              (27,619)
     Early payment discount for
         2000 allocation                 (45,182)
     Payment of 2000 allocation          (10,753)
     Amortization of discount                -0-               (28,240)
                                     -----------           -----------
         12/31/01 balances               406,647               171,533           $   235,114
                                                                                 ===========

     2001 allocated in 2002               48,326
     Payment of 2001 allocation          (18,021)
     Early payment discount for
         2001 allocation                 (30,305)
     Payment of 1987 capital             (12,734)
     Amortization of discount                -0-               (57,345)
                                     -----------           -----------
         12/31/02 balances               393,913               114,188           $   279,725
                                                                                 ===========

     2002 allocated in 2003               36,728
     Payment of 1988 allocation          (19,943)
     Amortization of discount                -0-                  (241)
                                     -----------           -----------
         12/31/03 balances           $   410,698           $   113,947           $   296,751
                                     ===========           ===========           ===========

Item  8.  Changes  in and  Disagreements  With  Accountants  on  Accounting  and
          Financial Disclosure.

                                 Not applicable

Item 8A. Controls and Procedures.

     We  carried  out  an  evaluation   under  the   supervision  and  with  the
participation  of  our  management,   including  our  Chief  Executive/Financial
Officer,  of the  effectiveness  of the design and  operation of our  disclosure controls and procedures (as defined in Rules  13a-14(c) and 15d-14(c)  under the
Securities  Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the  period  covered  by this  report.  Based on that  evaluation,  our Chief
Executive  Officer/Financial  Officer concluded that our disclosure controls and procedures are effective to ensure that information  required to be disclosed by us in our Exchange Act reports was recorded, processed,  summarized and reported within the applicable time periods.  Since the end of the period covered by this report,  there have been no significant  changes to our internal controls or, to our knowledge,  in other factors that could significantly affect these controls, including any  corrective  actions with regard to significant  deficiencies  and material weaknesses.

Item 9. Directors and Executive Officers of the Issuer.

     The  following  table  sets  forth  information   regarding  our  executive
officers, certain other officers and directors as of March 15, 2004:

          Name                Age                    Position
          ----                ---                    --------
      Manuel B. Lopez          60               President, Treasurer and a director
      James M. Peck            39               Secretary and a director
      Stanford E. Clark        86               A director

     Manuel B. Lopez was a Vice  President  and a director of our company  since
1979. He became  President  upon the retirement of Mr. Clark on January 6, 2004.
He has also been the President and a director of Snow King Resort, Inc. ("SKRI")
since February,  1992. SKRI is our principal  subsidiary.  He has been President and a director of Snow King Resort  Management,  Inc. ("SKRMI") since 1986. This company is a management  company  which was co-owned by Messrs.  Lopez and Clark until Mr. Clark's retirement in 2003. It is now owned by Mr. Lopez.

     James M. Peck has been a director  of our  company  since  January 1, 1988, corporate secretary since 1999 and our treasurer since January 6, 2004. Mr. Peck also owns and operates a miniature golf course in Jackson,  Wyoming. He recently acquired a company that provides float trips on the Snake River near Jackson. He has been a director and employee of SKRI since February, 1992.

     Stanford E. Clark has been President, Treasurer, Comptroller and a director of our company from 1957 through 1969 and from 1974 to December 31, 2003 when he retired  in all  capacities  except as one of our three  directors.  He has been
Treasurer and a director of SKRI since February, 1992. He was Vice President and a director of SKRMI from 1986 until his retirement in 2003.

     No family  relationships  exist  between or among any of our  directors and executive officers. No director serves as a director of any other company with a class of equity securities  registered under the Securities Exchange Act of 1934 or a company  registered as an investment  company under the Investment  Company
Act of 1940.

     No director,  officer,  or beneficial owner of more than ten percent of the outstanding  shares of our common  stock  failed to file on a timely  basis,  as disclosed in Forms 3, 4 and 5, and any amendments  thereto,  reports required by
Section  16(a) of the  Securities  Exchange  Act of 1934  during the fiscal year ended December 31, 2003, which are required to be disclosed herein.

     Our board of directors has no executive,  audit, nominating or compensation committee.

Item 10. Executive Compensation.

     The  following  table  sets  forth  cash  compensation  paid  by us and our subsidiaries  to our  executive  officers,  one of which  received  in excess of
$100,000 during the years ended December 31, 2001, 2002 and 2003.

                                 Summary Compensation Table

      Name and         Fiscal      Annual       Other Annual         All Other
Principal Position      Year       Salary       Compensation(2)     Compensation
------------------     ------     --------      ---------------     ------------

Manuel B. Lopez         2003      $150,000 (1)    $ 4,572          $ 23,797(3)
President since         2002        36,000          6,359           288,704(4)
January 6, 2004         2001        36,000          7,028           279,689(5)

Stanford E. Clark       2003       $28,800        $   600          $  4,413
President until         2002        28,800            600            49,670(6)
January 6, 2004         2001        28,800            600            36,941(6)

------------------

(1)  This  amount  was paid to Mr.  Lopez by SKRI.  An  additional  $12,154  was accrued but not paid at year-end 2003.

(2)  Incidental fringe benefits.

(3)  Includes (i) $11,034 paid to Mr. Lopez by SKRMI from  management  fees paid to SKRMI by SKRI;  (ii)  $1,000  paid to Mr.  Lopez by SKRI for  personally guaranteeing  the First  Interstate  Bank loans;  (iii) $11,163 in fees and commissions  paid to Mr. Lopez by SKRMI;  and (iv) $600 in director's  fees paid by us.

(4)  Includes (i) $118,031 paid to Mr. Lopez by SKRMI from  management fees paid to SKRMI by SKRI;  (ii) $12,000  paid to Mr.  Lopez by SKRI for  personally guaranteeing  the First  Interstate Bank loans;  (iii) $158,153 in fees and commissions  paid to Mr. Lopez by SKRMI;  and (iv) $600 in director's  fees paid by us.

(5)  Includes (i) $92,358 paid to Mr. Lopez by SKRMI from  management  fees paid to SKRMI by SKRI;  (ii) $12,000  paid to Mr.  Lopez by SKRI for  personally guaranteeing  the various loans and the First  Interstate Bank loan;  (iii)
     $174,731 in fees and commissions  paid to Mr. Lopez by SKRMI; and (iv) $600 in director's fees paid by us.

(6)  Amounts  paid to Mr. Clark by SKRMI from  management  fees paid to SKRMI by
     SKRI.

Item 11.  Security  Ownership of Certain  Beneficial  Owners and  Management and
          Related Stockholder Matters.

                                   Amount and Nature
                                 of Beneficial Ownership          Percent
Name and Address                --------------------------          of
of Beneficial Owner             Direct (1)        Indirect         Class
-------------------             ----------        --------        -------

Deborah Wilson Lopez &
Manuel B. Lopez, TTEES
Deborah Wilson Lopez
Living Trust, dated
February 25, 1997
P.O. Box 928
Jackson, Wyoming 83001                 --        1,500,000 (2)      15.0%

Manuel B. Lopez &
Deborah Wilson Lopez, TTEES
Manuel B. Lopez
Living Trust, dated
February 25, 1997
P.O. Box 928
Jackson, Wyoming 83001           2,582,122             --           25.8%

James D. Soumas, TTEE
MEP Trust UA
DTD January 28, 1998             2,672,182(3)          --           26.7%
------------------

(1)  Represents  shares  over which the named  individuals  have sole voting and investment powers.

(2)  These  shares are owned by the Deborah  Wilson Lopez  Living  Trust,  dated
     February 25,  1997.  Manuel B. Lopez is a trustee and may be deemed to have shared and/or investment powers over the shares.

(3)  James M. Peck, one of our  directors,  along with his three  siblings,  are beneficiaries of the MEP Trust UA. Mr. Peck disclaims  beneficial ownership of the shares now held by the trust.

     The following sets forth information as of March 15, 2004,  concerning each director's and executive  officer's ownership of common stock (our only class of voting securities), on an individual basis and ownership by all of our directors and executive officers of our group:

                               Amount and Nature of          Percent
                               Beneficial Ownership            of
Name                          Direct         Indirect         Class
----                          ------         --------        -------

Stanford E. Clark                -0-              -0-            -0-

Deborah Wilson Lopez &
Manuel B. Lopez, TTEES
Deborah Wilson Lopez
Living Trust, dated
February 25, 1997                           1,500,000(1)        15.0%

Manuel B. Lopez &
Deborah Wilson Lopez, TTEES
Manuel B. Lopez
Living Trust, dated
February 25, 1997
P.O. Box 928
Jackson, Wyoming 83001     2,582,122              --            25.8%

James M. Peck                 20,000              --(2)          --

Directors and Executive
Officers as a Group
(3 persons)                2,602,122        1,500,000           40.8%
------------------

(1)  These  shares are owned by the Deborah  Wilson Lopez  Living  Trust,  dated
     February 25,  1997.  Manuel B. Lopez is a trustee and may be deemed to have shares and/or investment powers over the shares.

(2)  James M. Peck, along with his three siblings,  are beneficiaries of the MEP
     Trust UA, which owns 2,672,182 of our shares of common stock.

     We have no shares authorized for issuance under any equity  compensation or similar plan.

Item 12. Certain Relationships and Related Transactions.

     Mr. Lopez and his wife,  Deborah,  are cosigners on SKRI's $680,000 line of credit of SKRI with First Interstate Bank of Casper,  Wyoming. As such, they are personally  liable for the outstanding  amount of such line of credit.  For this guarantee and the guarantee of  $1,000,000  on another hotel  mortgage,  Mr. and
Mrs. Lopez were paid $1,000 per month through December 2002.  Effective  January
1, 2003, Mr. and Mrs. Lopez  continued to guarantee the amounts listed above but the $1,000 per month payment was  discontinued.  During the past several  years,
Messrs.  Clark and Lopez have each been  personally  liable for certain of SKI's borrowings.

     Love Ridge  Development,  LLC is a limited  liability  company of which Mr.
Lopez is manager and owns a 46% membership  interest.  In 2002, we sold six real estate lots,  three to an unaffiliated  third party and three to Love Ridge. The prices paid by the unaffiliated party and Love Ridge were comparable based on an appraisal of the lots. The transaction resulted in a gain to us of approximately
$1,500,000.

     Also in 2002,  we billed Love Ridge for the cost of our  employees  used to ready  condominiums  for  rental.  We  submitted  invoices  for $65,627 of which
$18,465 remained unpaid at December 31, 2003.

     As of March 15,  2004,  we were  indebted  to Love  Ridge in the  amount of
$575,000,  which represents  amounts Love Ridge has advanced to us to cover some of our cash  operating  shortfalls.  This  obligation  is an unsecured  advance, payable on December 31, 2004, and bears interest at 5.75%. See Notes 5, 8 and 13 to our Consolidated Financial Statements.

     Other than the foregoing and other than as described in Item 10,  Executive
Compensation, there have been no transactions between us and any of our officers or directors.

Item 13. Exhibits and Reports on Form 8-K.

     The following  exhibits are filed herewith or  incorporated by reference to previously filed documents:

(3)      Articles of Incorporation and Bylaws                       (A)
(4)      Instruments defining the rights of security holders,       (B)
         including indentures
(9)      Voting trust agreement                                     None
(10)     Material contracts                                         (C)
(11)     Statement re: computation of per share earnings            (D)
(13)     Annual or quarterly reports, Form 10-Q                     None
(16)     Letter on change in certifying accountant                  None
(18)     Letter re: change in accounting principles                 None
(21)     Subsidiaries of the issuer                                 (E)
(22)     Published report regarding matters submitted to vote       None
(23)     Consents of experts and counsel                            None
(24)     Power of Attorney                                          None
(31)     Rule 13a-14(a)/15d-14(a) Certification                     (F)
(32)     Section 1350 Certification                                 (F)

------------------

(A)  Filed as Exhibits  90.3.1 and 90.3.2 to our Annual  Report on Form 10-K for
     the year ended  December 31,  1990,  and hereby  incorporated  by reference thereto.

(B)  A copy of the form of  Convertible  Subordinated  Debentures  of Snow  King
     Resort,  Inc.  was filed as Exhibit 4.1 to our Current  Report on Form 8-K, dated March 13, 1992, and is hereby incorporated by reference thereto.

(C)  The  following  material  contracts  are  incorporated  herein by reference thereto.

Exhibit
-------

--   Lease  Agreement,   dated  August  9,  1990,  by  and  between  Snow  King,
     Incorporated and Telerent Leasing  Corporation (filed as Exhibit 90.10.3 to our Annual  Report on Form 10-K for the year ended  December 31, 1990,  and hereby incorporated by reference thereto).

--   Snow King Resort Operating Agreement,  dated March 12, 1992, by and between
     Snow King Resort,  Inc.  and Snow King Resort  Management,  Inc.  (filed as
     Exhibit  91.10.1  to our  Annual  Report  on Form  10-K for the year  ended
     December 31, 1991,  and hereby  incorporated  by reference  thereto).  This agreement expired March 12, 2002.

--   Purchase and Sale  Agreement of SKI  Leasehold  Interest and Assets,  dated
     December  31,  1991,  by and between  Snow King  Resort,  Inc.,  Snow King,
     Incorporated,  and Snow King Resort Management,  Inc. (filed as Exhibit 2.2 to our  Current  Report  on Form  8-K,  dated  March  13,  1992 and  hereby incorporated by reference thereto).

--   Purchase and Sale Agreement of our Partnership Interest, dated December 31,
     1991, by and between Snow King Resort, Inc. the issuer and Snow King Resort
     Management,  Inc.  (filed as Exhibit 2.3 to our Current Report on Form 8-K, dated March 13, 1992, and hereby incorporated by reference thereto).

--   Ski Area Term  Special Use permit to expire  December  31, 2039 between the
     U.S. Forest Service and Snow King Resort, Inc. (filed as Exhibit 94.4.14 to our Annual  Report on Form 10-KSB for the year ended  December 31, 1999 and incorporated by reference thereto).

--   Use of  Indemnity  Agreement  between  the Town of  Jackson  and Snow  King
     Resort,  Inc.,  effective as of December 30, 1998 (filed as Exhibit 94.4.15 to our Annual  Report on Form 10-KSB for the year ended  December  31, 1999 and incorporated by reference thereto).

--   Addendum  modification of lease  agreement  between the Town of Jackson and
     Snow King Resorts,  Inc., dated November 16, 1998 (filed as Exhibit 94.4.16 to our Annual  Report on Form 10-KSB for the year ended  December  31, 1999 and incorporated by reference thereto).

--   Promissory Note, Snow King Resort, Inc. to First Interstate Bank of Casper,
     Wyoming, dated March 23, 1999 in the amount of $9,370,000 (filed as Exhibit
     94.4.17 to our Annual Report on Form 10-KSB for the year ended December 31,
     1999 and incorporated by reference thereto).

--   Promissory Note, Snow King Resort, Inc. to First Interstate Bank of Casper,
     Wyoming,  dated March 23, 1999 in the amount of $630,000  (filed as Exhibit
     94.4.18 to our Annual Report on Form 10-KSB for the year ended December 31,
     1999 and incorporated by reference thereto).

The following material contracts are filed herewith:

Exhibit No.
-----------

10.1 Lease Agreement- Ski Shelter, Ski Lift and Mountain Tract.

10.2 Lease Agreement - Ice Rink Tract.

31.1 Certification.

32.1 Certification.

(D)  Not  required,  since  information  is  ascertainable  from  the  financial statements.

(E)  Filed with our Annual Report on Form 10-KSB for the year ended December 31,
     1997 as Exhibit 92.22.1 and hereby incorporated by reference thereto.

(F)  Filed herewith.

Item 14. Principal Accountant Fees and Services.

     Fees paid to Clifford H. Moore and Company, our independent  auditors,  for the last two years were as follows:

                                                      Year Ended
                                                      December 31,
                                          ------------------------------
                                             2003                   2002

Audit fees..........................      $  17,900              $16,552
Audit related fees..................          2,801                3,443
Financial information systems design and
  implementation....................              0                    0
Tax fees............................          1,600                1,946
All other fees......................              0                    0

     We have no audit  committee.  Our board of directors has considered and has determined  that provision of the services  described  above is compatible  with maintaining our principal accountant's independence.

                                   SIGNATURES

     Pursuant  to the  requirements  of  Section  13 or 15(d) of the  Securities
Exchange  Act of 1934,  the issuer  duly  caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WESTERN STANDARD CORPORATION

                                          By: /s/ Manuel B. Lopez
                                              Manuel B. Lopez
                                              President and Chief Executive and
                                              Financial Officer

Date: March 26, 2004

     In  accordance  with the Exchange Act, this report has been signed below by the following  persons on behalf of the issuer and in the  capacities and on the dates indicated

          Signature                         Title                    Date
          ---------                         -----                    ----

/s/ Manuel B. Lopez                        Director            March 26, 2004
Manuel B. Lopez

/s/ James M. Peck                          Director            March 26, 2004
James M. Peck

                                       EXHIBIT INDEX

Exhibit No.
-----------

10.1 Lease Agreement- Ski Shelter, Ski Lift and Mountain Tract

10.2 Lease Agreement - Ice Rink Tract

31.1 Certification

32.1 Certification