Form 10QSB
period 2004-03-31
WESTERN STANDARD CORP
filed 2004-05-14
CIK 106318

U.S. SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D.C.  20549

	FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934

	For Quarterly period ended March 31, 2004

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
	EXCHANGE ACT

	For the transition period from           to

	Commission File No. 0-3802

	WESTERN STANDARD CORPORATION
	----------------------------
	(Exact Name of Registrant as Specified in its Charter)

WYOMING                                        83-0184378
-------                                        ----------
(State or other jurisdiction                 (IRS Employer
of incorporation or organization)          Identification No.)

400 East Snow King Avenue, JACKSON, WY     83001
--------------------------------------     -----
            (address of principal executive offices)

                                  307-733-5200
                                  ------------
                           (Issuer's telephone number)

                                    CHANGED
                                    -------

205 SOUTH BROADWAY, RIVERTON, WY   82501 (former address)


    Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No _____.

                 APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,963,015 common $.05 par at March 31, 2004.










PART 1, ITEM 1




	CLIFFORD H. MOORE AND COMPANY, CPAs
	205 South Broadway
	Riverton, Wyoming  82501




	INDEPENDENT ACCOUNTANT'S REPORT


     We have reviewed the accompanying interim financial statements required by the Securities and Exchange Commission
(SEC) Form 10-QSB of Western Standard Corporation and consolidated subsidiaries as of March 31, 2004, and for the three month period then ended. These financial statements are the responsibility of the company's management.

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





                                   /s/ Clifford H. Moore and
                                       Company, CPAs
                                       Riverton, Wyoming
                                       May 13, 2004
















Part 1, Item 1

	FORM 10-QSB

	WESTERN STANDARD CORPORATION

	Consolidated Balance Sheet

	Unaudited

	March 31, 2004

Current Assets:
     Cash                                   $    564,031
     Accounts Receivable                         288,932
     Allowance for Doubtful Accounts       (      18,084)
     Inventory - at cost                          50,392
                                            ------------
       Total Current Assets                 $    885,271
                                              ----------
Property & Equipment, Net of
     Accumulated Depreciation,
     Amortization and Depletion             $  8,938,946
                                            ------------
Other Assets:
     Accounts Receivable - Snow King Resort
       Center, Inc.                         $  1,681,146
     Allowance for collectibility          (   1,573,000)
     Investment in JH Spring Water                 5,610
     Prepaid expenses                            238,779
     Prepaid loan fees and leases                 13,685
     Leasehold Interest                           27,191
     Patronage capital (net of capital)          296,751
     Other                                        13,905
     Restricted cash                               2,346
                                            ------------
         Total Other Assets                 $    706,413
                                            ------------
TOTAL ASSETS                                $ 10,530,630
                                            ============




















PART 1, ITEM 1
	FORM 10-QSB

	WESTERN STANDARD CORPORATION

	Consolidated Balance Sheet

	Unaudited

	March 31, 2004

Liabilities:
     Accounts Payable                           $   563,135
     Portion of Long Term Debt
       payable within one year                      394,732
     Advance Deposits                               278,057
     Accrued Expenses                               737,506
     First Interstate Bank line of credit           680,000
     First Interstate Bank Notes Payable            520,000
     LRD Notes Payable                              625,000
     A1 Credit-Ins Note Payable                     140,963
     Note Payable-Officer                           100,000
                                                -----------
	Subtotal                                   $ 4,039,393

     Long Term Debt
        FIB-Mortgage Payable                      6,709,786
        Fee Payable - Officer                        90,000
        Vehicle Loan                                 36,380
        Snowcat Loan                                 25,530
                                                -----------
TOTAL LIABILITIES                               $10,901,089
                                                -----------
Minority Interest in Subsidiary
     2,150 shares of Class A stock
     in SKRI                                    $ 1,907,167
                                                -----------
STOCKHOLDERS' INVESTMENT:
     Common Stock, $0.05 par
       value, 10,000,000 shares
       authorized, 9,963,015
       issued and outstanding
       at March 31, 2004                        $   401,201
     Capital in Excess of Par
       Value                                      3,334,701
     Accumulated Deficit                       (  6,013,528)
                                                ------------
         Net Stockholders'
            Investment (Deficit)               ($ 2,277,626)
                                                ------------
TOTAL LIABILITIES AND CAPITAL                   $10,530,630
                                                ============












PART 1, ITEM 1
	FORM 10-QSB

	WESTERN STANDARD CORPORATION
	Consolidated Statement of Operations

	Unaudited

	Profit and Loss Information

                                           For the (3) Three Months
                                                Ended March 31,
                                             2004           2003

1.  Gross sales less discounts,
    returns and allowances               $2,204,578      $2,273,187
2.  Non-operating revenues-
      Gain on sale                              -0-             -0-
3.  Total of Captions 1 and 2             2,204,578       2,273,187
4.  Costs and Expenses
    (a)  Operating Expenses               2,598,508       2,517,778
    (b)  Interest Expense                   121,083         113,848
    (c)  Depreciation                       137,739         142,683
    Total Costs and Expenses              2,857,330       2,774,309
5.  Income (Loss) before taxes
    on income & extraordinary
    items                               (   652,752)     (  501,122)
6.  Discontinued Operations                     -0-             -0-
7.  Provisions for taxes on
    income                                      -0-             -0-
8.  Income or (Loss)                    (   652,752)     (  501,122)
9.  Minority interest in
    profit (loss) of
    subsidiary                          (   153,854)     (  116,538)
10. Income (Loss) before
    extraordinary items                 (   498,898)     (  384,584)
11. Income tax, benefit of
    net operating loss
    carryover and minority
    share of tax                                -0-             -0-
12. Net Income (Loss)                   (   498,898)     (  384,584)
13. Earnings (Loss) per share:
    ($498,898): 9,963,015
    issued and outstanding
    at 3/31/04                                 (.05)
    ($384,584) 9,963,015
    issued and outstanding
    at 3/31/03                                                (.04)
14. Dividends per share                         -0-             -0-

The results for interim periods are not necessarily indicative of results to be expected for the year.

The information furnished for Western Standard Corporation reflects adjustments which are, in the opinion of management, necessary to a fair statement of the results for this interim period.

















PART 1, ITEM 1
	FORM 10-QSB

	WESTERN STANDARD CORPORATION

	CONSOLIDATED STATEMENTS OF CASH FLOWS

	Unaudited

                                        For the (3) Three Months
                                            Ended March 31,
                                           2004           2003
INCREASE (DECREASE) IN CASH:
  Cash flows from operating
  activities:
    Cash received from
      customers                        $2,160,239       $2,127,847
    Cash paid to suppliers
      and employees                   ( 2,237,373)     ( 2,071,085)
    Interest paid                     (   121,083)     (   113,848)
    Interest received                          13              231
                                       ----------      ------------
      Net cash provided
        by operations                 ($  198,204)     ($   56,855)
                                       ----------       ----------
  Cash flows from investing
  activities:
    Acquisition of Resort Ass'n Shares($      -0-)     ($   10,810)
    Distribution to retiring officer       13,843              -0-
    Capital expenditures              (    72,064)     (    67,040)
    Incorporation costs               (       845)             -0-
    (Increase) decrease in
      restricted cash                      53,192           13,246
    (Increase) reduction in
      Snow King Center loan           (    42,712)           4,379
     Repayment (loan)
      Loveridge Receivable                 14,083            1,344
                                       ----------        ---------
      Net cash provided
        (used) by investing
        activities                    ($   34,503)     ($   58,881)
                                       ----------        ---------
  Cash flows from financing
  activities:
    New loans                          $  810,000       $  307,818
      Principal payments to
      banks                           (   254,470)     (   224,222)
                                       ----------        ---------
      Net cash provided
        (used) by financing
        activities                     $  555,530       $   83,596
                                        ---------       ----------
Net increase (decrease) in
  cash                                 $  322,823      ($   32,140)
Cash at beginning of period               241,208          307,271
                                       ----------       ----------
   Cash at end of quarter              $  564,031       $  275,131
                                        -========        =========













RECONCILIATION OF NET INCOME
TO NET CASH USED BY OPERATING
ACTIVITIES: FOR THE THREE MONTHS ENDED MARCH 31,
                                      2004      AND     2003

Net income (loss)               ($   498,898)    ($   384,584)
Adjustments:
  Depreciation and amortization      137,739          142,683
  Decrease (increase) in
    advance deposits            (     35,549)    (    129,668)
  Increase (decrease) in
    accrued expenses                 147,826          117,809
  Decrease (increase) in
    accounts receivable         (      2,684)    (     15,441)
  Decrease in prepaid
    expenses                          99,753           81,312
  Decrease (increase)in
    inventories                        2,111            7,994
 (Decrease) increase in
    accounts payable                 105,352          239,578
  Allocation of minority
    interest in profit
    (loss) of subsidiary        (    153,854)    (    116,538)
                                 -----------      -----------
Net cash provided (used)
  by operations                 ($   198,204)    ($    56,855)
                                 ===========      ===========


     (ii)  Material Subsequent Events and Contingencies

           None

    (iii)  Significant Equity Investors

           Six investors own approximately 23.57% of Snow King
           Resort, Inc., a Western Standard Corporation sub-sidiary.

     (iv)  Significant Disposition and Purchase Business
           Combinations.

           None


      (v)  Material accounting changes

           None







PART I, Item 1

	Significant Equity Investors
	Unaudited
                                                    January 1 to
                                                   March 3, 2004

Sales                                             $ 2,199,580

Gross Income                                      $ 2,199,580

Net Income (Loss) from continuing operations     ($   654,517)
Less Minority Interest in profit or (loss) -
  23.57%                                         ($   153,854)

Net Income (Loss)                                ($   500,663)

The above figures are for Snow King Resort, Inc., a Western
Standard Corporation subsidiary. The Registrant owns approximately 76.43 percent of the outstanding Snow King
Resort, Inc. voting stock.

Part 1, Item 2

     Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

Introduction:

The following discussion should be read in conjunction with our Consolidated Financial Statements included in this Form 10-QSB and other cautionary statements contained herein. This discussion contains statements that are not of a historical nature and that may be forward-looking statements, which involve risks and uncertainties. Additionally, this discussion utilizes percentages and dollar amounts in approximate terms.

Since the great majority of our operating revenues and our assets arise from our interest in Snow King Resort, Inc. (SKRI), this discussion will primarily cover our hotel and resort operations.

Results of Operations for the three months ended March 31, 2004 compared to the three months ended March 31, 2003.

For the quarter, total Operating Revenues decreased approximately 3%, while Operating Expenses increased approximately 3%. We normally incur operating losses during this quarter, and this year was no exception.
Operating Loss increased from approximately $501,000 to $653,000. More detailed operating results follow, broken down by departments.

Room Department.

Room department revenues consist of hotel room rentals.
Expenses attributable to this department include the labor costs (including benefits), travel agency commissions, courtesy vans, cable TV and supplies associated with housekeeping and front desk operations.

In the first quarter of 2004, our hotel's average occupancy rate for the quarter was 54.2% as compared with 60% for the same quarter of 2003. We attribute this decrease to the added room supply in our market area together with a decrease in the number of airline seats available this winter. We, however, were able to increase the average daily rate (ADR) from $80.16 in the first quarter of 2003 to $83.27 in 2004. Room department revenues decreased approximately 5% to approximately $838,000. Room department expenses also decreased approximately 10% and we were able to increase the departmental margin from 50.2% for the first quarter of 2003 to 52.7% for the same period in 2004. Therefore the department's profit decreased only slightly, by less than 1%.

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

First quarter 2004 revenues for this department decreased approximately 5% from the first quarter of 2003, in tandem with the decrease in room occupancy. This department normally runs at a loss, and with lower revenues, the amount of the loss for the first quarter of 2004 increased approximately $46,000 to $69,000.

Mountain Operations.

Mountain operations revenues include ski lift tickets, season passes, commissions, tubing park, scenic chairlift rides and alpine slide revenues. Departmental Revenues were flat (a marginal increase of $700) for the first quarter of 2004 compared to the same period of 2003. Losses for the first quarter of 2004 increased by $5,300 to $78,600. Normally this department runs at a loss during the first quarter.
The summer season, with the Alpine Slide in operation, positively affects this department's performance.

Snow King Center.

Snow King Center operations are accounted for separately since Snow King Resort Center, Inc. (SKRCI) holds the lease of this facility. Revenues are derived from ice floor rentals, dry floor rentals, food, beverage and resort surcharge sales. Labor, food and beverage costs, utilities, insurance, supplies, lease payments and other costs attributable to the Center constitute the operating expenses. The Snow
King Center revenues decreased approximately 7% for the first quarter of 2004 compared to the same period of 2003, while expenses increased almost 10%. A $5,000 increase in utilities costs contributed to these higher expenses. Departmental profit was down $26,000 to $16,700 for the first quarter of 2004 as compared to the same period of 2003.

Condominium Rentals.

We manage, under annual renewable contracts, rental operations for individual condominium owners. Additionally, we manage the day-to-day affairs of 3 homeowners associations. For all these activities we earn fees. The departmental expenses include direct housekeeping and maintenance labor, as well as a pro-rata portion of the front desk and other sub-departments. Total sales, including gross rentals, increased approximately 2% from 2003 to 2004, reaching approximately $576,000. Profitability increased from $21,000 to $35,000.

Other Departments.

Income and expenses for this category consist of telecommunications, shop rentals, guest services, laundry machines, activity/concierge desk and other miscellaneous income.
Departmental profit remained practically flat at $22,000.

Administration and General.

This cost category includes labor and expenses that are not directly attributable to any operating departments. Labor includes the manager's office, accounting, personnel and safety. Operating expenses include credit card discounts, dues, subscriptions, data processing, supplies and other overhead items. Labor costs associated with quality and guest satisfaction initiatives have increased costs. First quarter 2004 expenses were $249,000 as compared with $180,600 for last year. Although we expect future increased revenues as a result of these initiatives, we are incurring added initial costs.

Marketing.

We have increased our marketing efforts. Personnel, advertising, and other marketing costs for the first quarter of 2004 were $23,000 more than for the same period in 2003, reaching $135,000. Internet marketing expenses are becoming a larger share of the total marketing costs. The present competitive marketplace requires constant monitoring of the various Internet wholesaler websites. We are, however, starting to see results in higher individual traveler advance bookings for summer 2004.

Maintenance.

Maintenance labor and expenses increased $20,000 to approximately $131,500 due to repairs to water lines that we undertook during the lower occupancy periods.

Energy.

Electricity, gas and utilities were slightly higher (about 2%) this year than last due mostly to natural gas price increases.

Property Taxes and Insurance.

Property taxes have remained basically the same as for the prior year. Insurance costs increased due mostly to an extraordinary health insurance expense. Total costs for this category increased by approximately $33,500 to $122,000.

Management Fees.

Management fees remained the same as in the prior year.


Interest and Lease Expense.

Total interest and lease expense was slightly lower the first quarter of 2004 than the same period of 2003.

Depreciation and Amortization.

Depreciation and amortization expenses were also lower, by approximately $5,000 to $137,000.

Profit and Loss.

Our net loss for the first quarter 2004 was approximately $652,800. This compares with a net loss of $501,000 for the same period in 2003. We have instituted further cuts in operational expenses and continue to expand our marketing efforts. These efforts are expected to start showing positive results in the next six months.

Liquidity and Capital Resources.

Liquidity has been a problem for us and for SKRI for the past several years. Our bank debt is higher than the operating business can support. This winter and spring we have drawn our lines of credit to the maximum and have had to borrow additional amounts from affiliated entities, such as Love
Ridge Development, from officers and directors and from bank borrowings guaranteed by officers and directors. We are in the process of refinancing our first mortgage loan and lines of credit. We anticipate that officers and directors will need to personally guarantee at least some portions of these borrowings.

For the future we have decided to evolve the company from an operating entity into an enterprise that incorporates operations as well as real estate development, thereby unlocking our largest asset, the parcels of undeveloped land under our control. We started this process over 4 years ago by preparing and obtaining regulatory approval for a Master Development Plan for the entire Snow King Resort. This Master Plan had an expiration date of December 2003, unless a specific proposal for construction of a portion of the plan was presented for approval. We accomplished that task on time and in April 2004 have obtained final development plan approval for the construction of five buildings containing approximately 40,000 square feet of condominiums. We are preparing to apply for building permits for at least 2 of these five buildings so we could start construction this summer. Construction financing is expected to be contingent upon further personal guarantees and condominium pre-sales.

See our Annual Report on Form 10-KSB and particularly Item 1 thereof which describes risks and challenges facing our company and our business.



PART 1, ITEM 3

Controls and Procedures

Under the supervision and with the participation of management, including our Chief Executive Officer/Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended within 90 days of the filing date of this report. Based on the evaluation, our Chief
Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced above.


PART II
	FORM 10-QSB

	WESTERN STANDARD CORPORATION

	Other Information

1.  Legal Proceedings.
    None

2.  Change in Securities
    None

3.  Defaults upon senior securities.
    None

4.  Submission of matters to a vote of security holders.
    None

5.  Other information.
    None

6.  Exhibits and reports on Form 8-K.
    (a)  Exhibit 31.1 & Exhibit 32.1
    (b)  Reports on Form 8-K
         None















			FORM 10-QSB

	WESTERN STANDARD CORPORATION
	SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                WESTERN STANDARD CORPORATION
                                ----------------------------
                                       (Registrant)

Dated: May 13, 2004             /s/ Manuel B. Lopez
                                ----------------------------
                                Manuel B. Lopez, President










































Exhibit 31.1

Certification Pursuant to 18 U.S.C. Section 1350, As Adopted
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Manuel B. Lopez, the Chief Executive and Chief Financial
Officer of Western Standard Corporation (the "Company") certify that:

1. I have reviewed this quarterly report on Form 10-QSB of the company;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange
Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules
13a-15(f) and 15d-15(f)) for the small business issuer and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

     (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     (c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

	(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


/s/ Manuel B. Lopez

                                Name: Manuel B. Lopez
                                Title: Chief Executive and
                                       Chief Financial Officer

Dated: May 13, 2004







































EXHIBIT 32.1

Certification Pursuant to 18 U.S.C. Section 1350, As Adopted
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


I. Manuel B. Lopez, the Chief Executive and Chief Financial
Officer of Western Standard Corporation, (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that to the best of my knowledge:


     1. the Quarterly Report on Form 10-QSB of the Company for the fiscal quarter ended March 31, 2004 (the
         "Report") fully complies with the requirements of
         Section 13(a) or 15(d) of the Securities Exchange
         Act of 1934 (15 U.S.C. 78m or 78o(d)): and

     2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Dated: May 13, 2004

/s/ Manuel B. Lopez

                                   Name:  Manuel B. Lopez
                                   Title: Chief Executive and
								  Chief Financial Officer