Form 10QSB
period 2004-06-30
WESTERN STANDARD CORP
filed 2004-08-20
CIK 106318

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10QSB

[X]               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                    For Quarterly period ended June 30, 2004

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
                                                             -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,963,015 common $.05 par at June 30,
2004.

PART 1, ITEM 1

                       CLIFFORD H. MOORE AND COMPANY, CPAs
                               205 South Broadway
                             Riverton, Wyoming 82501

                        INDEPENDENT ACCOUNTANT'S REPORT
                        -------------------------------

We have reviewed the accompanying  interim financial  statements required by the
Securities  and  Exchange  Commission  (SEC)  form  10QSB  of  Western  Standard
Corporation  and  consolidated  subsidiaries  as of June 30,  2004,  and for the six-month period then ended.  These financial  statements are the responsibility of the company's management.

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

                                   /s/ Clifford H. Moore and
                                       Company, CPAs
                                       Riverton, Wyoming
                                       August 12, 2004

                         WESTERN STANDARD CORPORATION

                          Consolidated Balance Sheet

                                   Unaudited

                                 June 30, 2004

Current Assets:
     Cash                                     $   813,462
     Accounts Receivable                          771,232
     Allowance for Doubtful Accounts         (16,580)
     Inventory - at cost                           58,242
                                              -----------
       Total Current Assets                   $ 1,626,356
                                              -----------
Property & Equipment, Net of
     Accumulated Depreciation,
     Amortization and Depletion               $ 8,902,996
                                              -----------
Other Assets:
     Accounts Receivable - Snow King Resort
       Center, Inc.                           $ 1,674,547
     Allowance for collectibility            (1,573,000)
     Investment in JH Spring Water                  5,610
     Prepaid expenses                             165,536
     Prepaid loan fees and leases                  45,693
     Leasehold Interest                            26,837
     Patronage capital                            296,751
     Other                                         15,853
     Restricted cash                                  -0-
                                              -----------
         Total Other Assets                   $   657,827
                                              -----------
TOTAL ASSETS                                  $11,187,179
                                              ===========

                         WESTERN STANDARD CORPORATION

                          Consolidated Balance Sheet

                                   Unaudited
                                  June 30, 20
Liabilities:
     Accounts Payable                           $   478,473
     Portion of Long Term Debt
       payable within one year                       43,740
     First Interstate Bank Mortgage Payable         227,959
     Advance Deposit                                565,368
     Accrued Expenses                               630,700
     Love Ridge Development Notes                   695,000
     A-1 Credit-Ins. Note Payable                    35,499
     Note Payable-Officer                           160,000
                                                -----------
         Subtotal                               $ 2,836,739
     Long Term Debt
       FIB-Mortgage Payable                     $ 5,772,041
       JSB-Mortgage Payable                       3,200,000
       Fee Payable - Officer                         90,000
       Vehicle Loan                                  33,547
       Snowcat Loan                                  17,114
                                                -----------
TOTAL LIABILITIES                               $11,949,441
                                                -----------
Minority Interest in Subsidiary
     2,150 shares of Class A stock
     in SKRI                                    $ 1,816,015
                                                -----------
STOCKHOLDERS INVESTMENT:
     Common Stock, $0.05 par
       value, 10,000,000 shares
       authorized, 9,963,015
       issued and outstanding
       at June 30, 2004                         $   401,201
     Capital in Excess of Par
       Value                                      3,334,701
     Accumulated Deficit                       (6,314,179)
                                                -----------
         Net Stockholders
            Investment                         ($ 2,578,277)
                                                -----------
TOTAL LIABILITIES AND CAPITAL                   $11,187,179
                                                ============

                         WESTERN STANDARD CORPORATION

                     Consolidated Statement of Operations

                                   Unaudited

                          Profit and Loss Information

                                     Second Quarter    For the (6) Six Months
                                     Ended June 30,        Ended June 30,
                                     2004     2003       2004         2003

1.  Gross sales less discounts,
    returns and allowances       $1,954,819 $1,899,817 $4,159,397 $4,173,004
2.  Non-operating revenues-
      Gain on sale                      -0-        -0-        -0-        -0-
3.  Total of Captions 1 and 2     1,954,819  1,899,817  4,159,397  4,173,004
4.  Costs and Expenses
    (a)  Operating Expenses       2,068,415  1,958,433  4,666,923  4,476,211
    (b)  Interest Expense           139,260     90,288    260,343    204,136
    (c)  Depreciation               138,946    141,035    276,685    283,718
    Total Costs and Expenses      2,346,621  2,189,756  5,203,951  4,964,065
5.  Income (Loss) before taxes
    on income & extraordinary
    items                       (391,802)(289,939)(1,044,554)(791,061)
6.  Discontinued Operations             -0-        -0-        -0-        -0-
7.  Provisions for taxes on
    income                              -0-        -0-        -0-        -0-
8.  Income or (Loss)            (391,802)(289,939)(1,044,554)(791,061)
9.  Minority interest in
    profit (loss) of
    subsidiary                  (91,567)(66,284)(245,421)(182,822)
10. Income (Loss) before
    extraordinary items         (300,235)(223,655)(799,133)(608,239)
11. Income tax, benefit of
    net operating loss
    carryover and minority
    share of tax                        -0-        -0-        -0-        -0-
12. Net Income (Loss)           (300,235)(233,655)(799,133)(608,239)
13. Earnings (Loss) per share:
    9,963,015 shares            (       .03)(      .22)(     .080)(     .061)
14. Dividends per share                 -0-        -0-        -0-        -0-

The results for interim periods are not necessarily  indicative of results to be expected for the year.

The information  furnished for Western Standard Corporation reflects adjustments which are, in the opinion of  management,  necessary to a fair  statement of the results for this interim period.

                         WESTERN STANDARD CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   Unaudited

                                 Second Quarter        For the (6) Six Months
                                  Ended June 30,           Ended June 30,
                                2004            2003    2004           2003
INCREASE (DECREASE) IN CASH:
  Cash flows from operating
  activities:
    Cash received from
      customers                $1,508,256  $1,909,073  $3,668,495  $4,036,923
    Cash paid to suppliers
      and employees           (1,948,114)(1,875,207)(4,185,487)(3,946,295)
    Interest paid             (139,260)(90,288)(260,343)(204,136)
    Interest received                  20          52          33         283
                               ----------- ----------  ---------- -----------
      Net cash provided
        by operations         ($  579,098)($   56,370)($  777,302)($  113,225)
                               -----------  ---------  ----------  ----------
  Cash flows from investing
  activities:
    Acquisition of Resort
      Ass'n Shares             $      -0-   $     -0-  $      -0- ($   10,810)
    Increase in other assets  (1,948) (100)(2,793)(100)
    Increase in prepaid loan
      fees                    (35,708)        -0- (35,708)        -0-
    Distribution to retiring
      officer                         -0-         -0-      13,843         -0-
    Capital expenditures      (99,650) (365,239)(171,714)(432,279)
    (Increase) decrease in
      restricted cash               2,345       8,028      55,537      21,274
    (Increase) reduction in
      Snow King Center loan         6,599         303 (36,113)      4,682
     Repayment (loan)
      Loveridge Receivable          4,382     393,656      18,465     395,000
                               -----------   --------   ---------   ---------
      Net cash provided
        (used) by investing
        activities            ($  123,980)  $  36,648 ($  158,483)($   22,233)
                               -----------  ---------  ----------  ----------
  Cash flows from financing
  activities:
    New loans                  $3,360,000   $  50,000  $4,170,000   $ 357,818
Principal payments to
      banks                    (2,407,491) (94,240) (2,661,961) (318,462)
                                ----------  ---------   ---------   ---------
      Net cash provided
        (used) by financing
        activities              $ 952,509   ($ 44,240) $1,508,039  $   39,356
                                ---------   ---------   ---------  ----------
Net increase (decrease) in
  cash                          $ 249,431  ($  63,962) $  572,254 ($   96,102)
Cash at beginning of period       564,031     275,131     241,208     307,271
                                ----------  ---------   ---------  ----------
   Cash at end of quarter       $ 813,462   $ 211,169  $  813,462  $  211,169
                                ==========  =========   =========   =========
RECONCILIATION OF NET INCOME
TO NET CASH USED BY OPERATING
ACTIVITIES: FOR THE SIX MONTHS ENDED JUNE 30,
                                      2004      AND     2003

Net income (loss)               ($   799,133)    ($   608,239)
Adjustments:
  Depreciation and amortization      276,685          283,718
  Decrease (increase) in
    advance deposits                 251,762          145,224
  Increase (decrease) in
    accrued expenses                  41,018            2,968
  Decrease (increase) in
    accounts receivable         (490,868)    (281,025)
  Decrease in leasehold
    expense                              708              -0-
  Decrease in prepaid
    expenses                         172,996          160,086
  Decrease (increase)in
    inventories                 (5,739)    (1,358)
 (Decrease) increase in
    accounts payable                  20,690          366,879
  Decrease in Love Ridge
    receivables                          -0-            1,344
  Allocation of minority
    interest in profit
    (loss) of subsidiary        (245,421)    (182,822)
                                 -----------      -----------
Net cash provided (used)
  by operations                 ($   777,302)    ($   113,225)
                                 ===========      ===========

                         WESTERN STANDARD CORPORATION

     (ii) Material Subsequent Events and Contingencies

          None

    (iii) Significant Equity Investors

          Six investors own  approximately  23.57% of Snow King Resort,  Inc., a
          Western Standard Corporation subsidiary.

     (iv) Significant Disposition and Purchase Business Combinations.

          None

      (v) Material accounting changes

          None

                         Significant Equity Investors
                                   Unaudited
                                                    January 1 to
                                                   June 30, 2004

Sales                                             $ 4,159,397

Gross Income                                      $ 4,159,397

Net Income (Loss) from continuing operations     ($ 1,044,554)
Less Minority Interest in profit or (loss) -
  23.57%                                         ($   245,421)

Net Income (Loss)                                ($   799,133)

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

PART II
                                  FORM 10QSB

                         WESTERN STANDARD CORPORATION

                               Other Information

1.  Legal Proceedings.
    At June 30, 2004, we are aware of only one pending lawsuit.
    It involves a woman who slipped and fell in a parking lot
    sustaining a left knee fracture.  This allegedly took place on November 23, 2002.  Our exposure is limited to the
    deductible on our insurance.  We and our insurance company
    Are actively contesting this claim.

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

Results of  Operations  for the three months ended June 30, 2004 compared to the three months ended June 30, 2003.

For the quarter,  total Operating  Revenues  increased  approximately  3%, while
Operating  Expenses  increased  approximately  5.6%. We normally incur operating losses  during this  quarter,  and this year was no  exception.  Operating  Loss increased  from  approximately  $59,000 to  $114,000.  More  detailed  operating results follow, broken down by departments.

Room Department.

Room department revenues consist of hotel room rentals. Expenses attributable to this  department  include the labor costs  (including  benefits),  travel agency commissions,  courtesy vans, cable TV and supplies  associated with housekeeping and front desk operations.

In the second quarter of 2004 our hotel's average occupancy rate for the quarter was 50.6% as compared with 49.9% for the same quarter of 2003. The average daily rate (ADR)  decreased  from  $100.68 in the second  quarter of 2003 to $95.66 in
2004. Room department  revenues  decreased  approximately  3.6% to approximately
$899,000.  Room department  expenses increased  approximately  5.5%. Although we were able to reduce labor costs, the department's  operating  expenses increased mostly due to linen and guest supplies  purchases and higher courtesy van repair expenses. The departmental margin decreased from 63.9% for the second quarter of
2003 to 60.5% for the same period in 2004.  Therefore  the  department's  profit decreased by approximately 3.4%.

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

Second quarter 2004 revenues for this  department  decreased  approximately  10%
from the second quarter of 2003. This decrease is mostly a result of the reduced hotel group/conference occupancy particularly during April and May. The Beverage sub-department  was  particularly  affected  with  revenues  down  31.8% for the quarter.  Banquet  beverage  revenues were down almost  $20,000 to $13,600.  The department's  loss of $23,000 for the 2004 second quarter compares with a profit of $8,600 in 2003.

Mountain Operations.

Mountain   operations   revenues  include  ski  lift  tickets,   season  passes,
commissions,  tubing park,  scenic  chairlift  rides and alpine slide  revenues.
Departmental  Revenues were down 7.9% for the second quarter of 2004 compared to the same  period of 2003.  Weather  is always a factor  when  operating  outdoor recreational  activities,  and this June we had more  rainy days that last year, affecting our  revenues.  Additionally,  we were  confronted  with  considerable repairs to the alpine  slide track as a result of winter snow load damage and we were not able to operate the slide for several days in early June.  However,  we were able to decrease the amount of this department's  quarterly  operating loss from  $57,600  in 2003 to $34,900  in 2004.  The  existing  alpine  slide  track contains  asbestos and we are  replacing it over time with newer track  sections
made  from  fiberglass.   We  are  incurring  additional  training,  repair  and
replacement  costs to the track.  We  conducted a  voluntary  survey of asbestos contamination and had several of our employees  certified as asbestos  abatement supervisors.  All this additional expense affected our operating results for the quarter.  With the Alpine Slide in operation  July and August this  department's performance is expected to improve during the third quarter.

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
The Snow King Center revenues increased approximately 27% for the second quarter of 2004 compared to the same period of 2003,  while  expenses  increased  almost
10%.  We were  able to  attract  more  events  to the  Center  this year and the departmental  profit  increased  68% to $66,000 from $39,000 for the same period last year.

Condominium Rentals.

We manage,  under annual renewable  contracts,  rental operations for individual condominium  owners.  Additionally,  we  manage  the  day-to-day  affairs  of  3 homeowners associations. For all these activities we earn fees. The departmental expenses  include  direct  housekeeping  and  maintenance  labor,  as  well as a pro-rata  portion  of the front  desk and other  sub-departments.  Total  sales, including gross rentals, increased approximately 41% from 2003 to 2004, reaching approximately $480,000. Profitability increased from $5,000 to $60,000.

Other Departments.

Income and expenses for this category  consist of  telecommunications,  shop rentals,  guest
services,  laundry  machines,   activity/concierge  desk  and  other  miscellaneous  income.
Departmental profit increased from $2,000 to $8,700.

Administration and General.

This  cost  category   includes   labor  and  expenses  that  are  not  directly
attributable to any operating departments.  Labor includes the manager's office, accounting,  personnel  and  safety.  Operating  expenses  include  credit  card discounts,  dues,  subscriptions,  data processing,  supplies and other overhead items. Labor costs associated with a quality and guest satisfaction  initiatives have  increased  costs.  Second  quarter 2004 expenses were $241,000 as compared with $195,000 for the same period last year. Although we expect future increased revenues  as a result of these  initiatives,  we are  continuing  to incur added initial costs.

Marketing.

We have  increased  our  marketing  efforts.  Personnel,  advertising  and other marketing  costs for the second  quarter of 2004 were  $31,200 more than for the same period in 2003, reaching $124,700. Internet marketing expenses are becoming a larger share of the total marketing costs. The present competitive marketplace requires constant monitoring of the various Internet wholesaler websites. We are seeing results of our efforts in higher individual traveler advance bookings for summer '04.

Maintenance.

Maintenance labor and expenses  increased $8,000 to approximately  $108,000.  We are improving our hotel's appearance and as a result our maintenance labor costs have increased,  particularly during our lower occupancy periods when we perform most of the maintenance work.

Energy.

Electricity,  gas and utilities  were  practically  even with last year.  Energy costs decreased 0.2%for the second quarter.

Property Taxes and Insurance.

Property taxes have remained basically the same as for the prior year. Insurance costs increased approximately 2% from $61,000 to $62,200.

Management Fees.

Management fees decreased 67% from last year.

Interest and Lease Expense.

Total interest and Lease expense for the second  quarter  increased from $90,300 in 2003 to $139,300 in 2004.

Depreciation and Amortization.

Depreciation and  amortization  expenses  decreased by  approximately  $2,100 to
$139,000.

Profit and Loss.

Our net loss  for the  second  quarter  2004 was  approximately  $391,800.  This compares  with a net loss of  $289,900  for the  same  period  in 2003.  We have instituted  further  cuts in  operational  expenses  and  continue to expand our marketing efforts.  These efforts are expected to start showing positive results in the third quarter.

Liquidity and Capital Resources.

Liquidity has been a problem for us and for SKRI for the past several years. Our bank debt is higher than the  operating  business can support.  This past winter and  spring we had drawn  our lines of credit to the  maximum  and had to borrow additional  amounts from affiliated  entities,  such as Love Ridge  Development, from officers and directors and from bank  borrowing  guaranteed by officers and directors.

We were able to refinance  our debt by entering  into a new  mortgage  loan with
Jackson  State  Bank.  The net  proceeds  were used to pay down all the lines of credit  and the first  mortgage  on the  hotel.  It also gave the  company  some operating  capital.  Personal  guarantees  were required for this new loan. SKRI shareholders  are  guaranteeing  the whole principal loan amount.  We anticipate that  officers and  directors  will need to  personally  guarantee at least some portions  of any  additional  borrowings  that will be  necessary  to  construct improvements for condominium expansion.

For the future we have decided to evolve the company  from an  operating  entity into  an  enterprise  that  incorporates  operations  as  well  as  real  estate development,  thereby  unlocking our largest  asset,  the parcels of undeveloped land under our  control.  We started  this process over 4 years ago by preparing and obtaining  regulatory  approval for a Master Development Plan for the entire
Snow King Resort.  This  Masterplan  had an  expiration  date of December  2003, unless  a  specific  proposal  for  construction  of a  portion  of the plan was presented for approval. We accomplished that task on time and in April 2004 have obtained final  development plan approval for the construction of five buildings containing  approximately  40,000  square feet of  condominiums.  We applied for building permits for 2 of these five buildings and obtained  foundation  permits in  August  '04,  so we  could  start  construction  this  summer.  Construction financing is expected to be  contingent  upon further  personal  guarantees  and condominium pre-sales.

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

                                WESTERN STANDARD CORPORATION
                                ----------------------------
                                       (Registrant)

Dated: August 20, 2004             /s/ Manuel B. Lopez
                                ----------------------------
                                Manuel B. Lopez, President