Form 10QSB
period 2004-09-30
WESTERN STANDARD CORP
filed 2004-11-15
CIK 106318

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For Quarterly period ended September 30, 2004

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

                        For the transition period from to

                           Commission File No. 0-3802

                          WESTERN STANDARD CORPORATION
                          ----------------------------
             (Exact Name of Registrant as Specified in its Charter)

            WYOMING                                            83-0184378
         ----------                                            ----------
     (State or other jurisdiction                             (IRS Employer
of incorporation or organization)                          Identification No.)

             400 East Snow King Avenue, Box 1846, Jackson, WY 83001
             ------------------------------------------------ -----
               (Address of principal executive offices)    (Zip Code)

307-733-5200  ------------  (Issuer's telephone number) Check whether the issuer
(1)  filed  all  reports  required  to be  filed by  Section  13 or 15(d) of the
Exchange  Act  during the past 12 months (or for such  shorter  period  that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____. -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity,  as of the latest  practicable date:  9,963,015 common shares,  $.05 par value, at September 30, 2004.

PART 1, ITEM 1

                          WESTERN STANDARD CORPORATION

                           Consolidated Balance Sheet
                                    Unaudited
                               September 30, 2004

                                     Assets
Current assets
   Cash .................................................................   $    226,280
   Accounts receivable ..................................................        949,930
   Allowance for doubtful accounts ......................................        (18,080)
   Inventory - at cost ..................................................         43,390
                                                                            ------------
         Total current assets ...........................................      1,201,520
                                                                            ------------

Property and equipment, net of accumulated depreciation, amortization and
  depletion .............................................................      9,001,879
                                                                            ------------

Other assets
   Accounts receivable - Snow King Resort Center, Inc. ..................      1,677,640
   Allowance for collectability .........................................     (1,573,000)
   Investment in JH Spring Water ........................................          5,710
   Prepaid expense ......................................................         14,458
   Prepaid loan fees and leases .........................................         40,288
   Leasehold interest ...................................................         26,483
   Patronage capital ....................................................        296,751
   Other ................................................................         15,953
   Restricted cash ......................................................           --
   Prepaid development costs and construction in progress ...............        837,375
                                                                            ------------
         Total other assets .............................................      1,341,658
                                                                            ------------

Total assets ............................................................   $ 11,545,057
                                                                            ============

                                                Liabilities and Capital
Liabilities
   Accounts payable .....................................................   $    456,488
   Portion of long-term debt payable within one year ....................         45,200
   First Interstate Bank Mortgage Payable ...............................        246,295
   Advance deposits .....................................................        143,740
   Accrued expenses .....................................................        501,543
   Love Ridge Development notes .........................................        695,000
                                                                            ------------
                                                                               2,088,266

Long-term debt
   FIB-mortgage payable .................................................      5,683,769
   JSB-mortgage payable .................................................      3,241,697
   Fee payable - officer ................................................         90,000
   Vehicle loan .........................................................         28,788
   Snowcat loan .........................................................          8,605
                                                                            ------------
         Total liabilities ..............................................     11,141,125
                                                                            ------------

Minority interest in subsidiary
   2,150 shares of Class A stock in SKRI ................................      2,100,367
                                                                            ------------

Stockholders' investment
   Common stock, $0.05 par value, 10,000,000 shares authorized,
    9,963,015 issued and outstanding at September 30, 2004 ..............        401,201
   Capital in excess of par value .......................................      3,334,701
   Accumulated deficit ..................................................     (5,432,337)
                                                                            ------------
         Net stockholders' investment ...................................     (1,696,435)
                                                                            ------------

Total liabilities and capital ...........................................   $ 11,545,057
                                                                            ============

                          WESTERN STANDARD CORPORATION

                      Consolidated Statement of Operations
                                    Unaudited
                           Profit and Loss Information

                                                      Third Quarter Ended                 For the Nine Months Ended
                                                        September 30,                            September 30,
                                                  -------------------------------       --------------------------------
                                                       2004               2003                2004               2003
                                                  ------------       ------------       ------------        ------------

1.        Gross sales less discounts,
           returns and allowances                 $  4,779,214       $  4,589,204       $  8,938,611        $  8,762,208
2.        Non-operating revenues - gain on
           sale                                             -                  -                  -                   -
3.        Total of Captions 1 and 2                  4,779,214          4,589,204          8,938,611           8,762,208
4.        Costs and expenses
          (a) Operating expenses                     3,375,511          2,968,644          8,042,434           7,444,855
          (b) Interest expense                          96,149            129,542            356,492             333,678
          (c) Depreciation                             141,359            137,739            418,044             421,457
          Total costs and expenses                   3,613,019          3,235,925          8,816,970           8,199,990
5.        Income before taxes on income
           and extraordinary items                   1,166,195          1,353,279            121,641             562,218
6.        Discontinued operations                           -                  -                  -                   -
7.        Provisions for taxes on income               396,506            460,115             30,690             191,154
8.        Income                                       769,689            893,164             90,951             371,064
9.        Minority interest in profit of
           subsidiary                                  284,351            320,609             38,930             137,787
10.       Income before extraordinary items            485,338            572,555             52,021             233,277
11.       Income tax, benefit of net
           operating loss carryover and
           minority share of tax                       396,506            460,115             30,690             191,154
12.       Net income                                   881,844          1,032,670             82,711             424,431
13.       Earnings per share:  9,963,015                     4                                                         6
           shares                                        0.085              0.103             0.0083               0.042
14.       Dividends per share                               -                  -                  -                   -

                          WESTERN STANDARD CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    Unaudited

                                                               Third Quarter Ended
                                              --------------------------------------------------------
                                                                               For the Nine Months
                                                    September 30,              Ended September 30,
                                                  2004          2003            2004          2003
                                              -----------    -----------    -----------    -----------
Increase (decrease) in cash
Cash flows from operating activities
   Cash received from customers ...........   $ 4,470,989    $ 3,861,173    $ 8,139,484    $ 7,898,096
   Cash paid to suppliers and employees ...    (3,613,193)    (3,164,374)    (7,798,680)    (7,110,669)
   Interest paid ..........................       (96,149)      (129,542)      (356,492)      (333,678)
   Interest received ......................         1,004             20          1,037            303
                                              -----------    -----------    -----------    -----------
         Net cash provided by operations ..       762,651        567,277        (14,651)       454,052
                                              -----------    -----------    -----------    -----------

Cash flows from investing activities
   Acquisition of resort association shares          --             --             --          (10,810)
   Construction costs .....................      (837,375)          --         (837,375)          --
   Increase in other assets ...............          (100)          --           (2,893)          --
   Increase in prepaid loan fees ..........           708           --          (35,000)          --
   Distribution to retiring officer .......          --             --           13,843           --
   Capital expenditures ...................      (234,483)       (78,327)      (406,197)      (510,606)
   (Increase) decrease in restricted cash .          --          (80,239)        55,537        (58,965)
   (Increase) reduction in JH Spring Water           (100)          --             (100)          (100)
   (Increase) reduction in Snow King
    Center loan ...........................        (3,093)        35,578        (39,206)        40,260
   Love Ridge receivable ..................       (39,843)          --          (21,378)       395,000
                                              -----------    -----------    -----------    -----------
         Net cash provided (used) by
          investing activities ............    (1,114,286)      (122,988)    (1,272,769)      (145,221)
                                              -----------    -----------    -----------    -----------

Cash flows from financing activities
   New loans ..............................        41,697         (5,360)     3,691,697        352,458
   Principal payments to banks ............      (277,243)      (145,881)    (2,419,205)      (464,343)
                                              -----------    -----------    -----------    -----------
         Net cash provided (used) by
          financing activities ............      (235,546)      (151,241)     1,272,492       (111,885)
                                              -----------    -----------    -----------    -----------

Net increase (decrease) in cash ...........      (587,182)       293,048        (14,928)       196,946

Cash at beginning of period ...............       813,462        211,169        241,208        307,271
                                              -----------    -----------    -----------    -----------

Cash at end of quarter ....................   $   226,280    $   504,217    $   226,280    $   504,217
                                              ===========    ===========    ===========    ===========

Reconciliation of Net Income to Net Cash Used by Operating Activities

                                                                    For the Nine Months
                                                                    Ended September 30,
                                                                       2004         2003
                                                                    ---------    ---------

Net income (loss) ...............................................   $  82,711    $ 424,431
Adjustments
   Depreciation and amortization ................................     418,044      421,457
   (Decrease) increase in advance deposits ......................    (169,866)    (250,356)
   Decrease (increase) in accounts receivable ...................    (628,224)    (613,453)
   Decrease in prepaid expenses .................................     324,074      271,090
   Decrease (increase) in inventories ...........................       9,113        7,516
   (Decrease) increase in accounts payable and accrued expenses .     (89,433)      54,236
   Decrease (increase) in Love Ridge receivable .................        --          1,344
   Allocation of minority interest in profit (loss) of subsidiary      38,930      137,787
                                                                    ---------    ---------

Net cash provided (used) by operations ..........................   $ (14,651)   $ 454,052
                                                                    =========    =========

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

PART II
                                   FORM 10QSB

                          WESTERN STANDARD CORPORATION

                                Other Information

1.  Legal Proceedings.

     As of  September  30,  2004 we are aware of only one  pending  lawsuit.  It involves a woman who slipped and fell in a parking  lot  sustaining  a left knee fracture.  This  allegedly  took place on November  23,  2002.  Our  exposure is limited to the  deductible on our  insurance.  We and our insurance  company are actively contesting this claim.

2.  Change in Securities

     None

3.  Defaults upon senior securities.

     None

4.  Submission of matters to a vote of security holders.

     None

5.  Other information.

     None

6.  Exhibits and reports on Form 8-K.

     (a) Exhibit 31.1 and Exhibit 32.1
     (b) Reports on Form 8-K
         None

Management's  Discussion  and  Analysis of  Financial  Condition  and Results of
Operations

Introduction.

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

Since  almost  all of our  operating  revenues  and our  assets  arise  from our interest in Snow King Resort,  Inc (SKRI),  this discussion will primarily cover our hotel and resort  operations.  These  operations are highly  seasonal.  This third quarter is historically  our best quarter of the year.  Although we show a small profit for this third quarter, we anticipate that the end of the year will show a net operating  loss. The fourth quarter  results are normally a loss. For instance,  the fourth  quarter of 2003 resulted in an operating  loss  exceeding
$810,000.  The results for interim  periods are not  necessarily  indicative  of results to be  expected  for the year.  The portion of this  discussion  (below)
comparing 2004 year-to-date  results up to September 30, with the same period in
2003  includes  other  quarters  that are more  representative  of the  resort's seasonality.

Results of Operations for the three months ended  September 30, 2004 compared to the three months ended September 30, 2003.

For the quarter,  Total Gross Sales increased  approximately 4%, while Operating
Expenses  increased  approximately  13%.  Operating  Income  (Gross  Sales  less
Operating Expenses) decreased from approximately $1,620,000 to $1,404,000.  More detailed operating results follow, broken down by departments.

Room Department.

     Room  department   revenues   consist  of  hotel  room  rentals.   Expenses
attributable to this department  include the labor costs  (including  benefits), travel agency commissions,  courtesy vans, cable TV and supplies associated with housekeeping and front desk operations.

     In 2004 our hotel's average  occupancy rate for the third quarter was 81.6%
as compared  with 82.7% in the third  quarter of 2003.  The  average  daily rate decreased from $142 in 2003 to $139 in 2004. Room department  revenues decreased approximately 4% to approximately $2,122,000. Room department expenses increased approximately  2.7%.  The  departmental  profit  decreased  from  $1,773,000  to
$1,673,000.  We continue to experience a very competitive market, with increased room supply locally coupled with flat visitation to the Jackson area over recent years.

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

This department's revenue for the third quarter of 2004 decreased  approximately
11% compared to the third quarter of 2003. This decrease is mainly  attributable to lower  banquet  revenues  due to more  competitive  conditions.  Banquets are normally the most profitable portion of the department.  The departmental profit decreased from $85,000 in 2003 to $20,000 in 2004.

Mountain Operations.

Mountain   Operations   revenues  include  ski  lift  tickets,   season  passes,
commissions,  tubing park, scenic chairlift rides and alpine slide revenues. For the third quarter 2004 departmental  revenues increased 19% to $600,000 over the third quarter  2003,  and  departmental  profit  increased 20% to $242,000.  The summer  season,  with the Alpine Slide in operation,  is  historically  the best quarter for this department.  More of the increased  revenues would have carried to the  bottom  line in  2004  were it not  for  necessary  asbestos  mitigation performed  early in the quarter.  This mitigation  included  replacement of some track sections, their disposal and the training necessary to comply with EPA and
OSHA requirements.  These mitigation costs were approximately $27,000. The work, however, is not complete.  More sections, and perhaps the entire course, will be replaced over time. Some asbestos-containing  components that had been stored on the site have been removed and  transported to a disposal site. In the future we
estimate   that  the  cost  of  removing,   disposing   of,  and  replacing  all
asbestos-containing tracks will exceed $650,000.

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
The Snow King Center revenues for third quarter 2004 decreased approximately 21%
from 2003 while the expenses also decreased almost 20%.  Departmental profit for the current  quarter was down $17,000 to $56,800.  Lower  banquet  revenues also affected this department.

Condominium Rentals.

We manage,  under annual renewable  contracts,  rental operations for individual condominium  owners.  Additionally,  we  manage  the  day-to-day  affairs  of  3 homeowners associations. For all these activities we earn fees. The departmental expenses  include  direct  housekeeping  and  maintenance  labor,  as  well as a pro-rata portion of the front desk and other sub-departments. Total departmental revenues,  including  gross  rentals,  increased  approximately  26% from  third quarter 2003 to third quarter 2004, reaching approximately  $1,396,000.  A large portion  of the  department's  increased  revenues  is due to  additional  units entering the rental program. Profitability increased from $244,500 to $342,000.

Other Departments.

Income  and  expenses  for this  category  consist of  telecommunications,  shop rentals,  guest services,  laundry machines,  activity/concierge  desk and other miscellaneous  income.  Departmental  profit  for this  quarter  decreased  from
$55,700  in 2003 to  $32,600  in 2004.  Reduced  telephone  and  guest  services revenues were responsible for lower sales and profitability.

Administration and General.

This  cost  category   includes   labor  and  expenses  that  are  not  directly
attributable to any operating departments.  Labor includes the manager's office, accounting,  personnel  and  safety.  Operating  expenses  include  credit  card discounts,  dues,  subscriptions,  data processing,  supplies and other overhead items.  Expenses  for this  quarter  were  practically  the  same as last  year:
$268,000.  With  higher  sales,  the ratio of A&G  expenses  to total  sales was slightly (0.1%) lower.

Marketing.

We continue to increase our marketing efforts. Personnel,  advertising and other marketing  costs for this  third  quarter  were  $51,400  more than for the same period in 2003,  reaching  $144,000.  Internet marketing expenses are becoming a larger share of the total marketing costs. The present  competitive  marketplace requires constant monitoring of the various Internet wholesaler websites.

Maintenance.

Maintenance  labor and other expenses for this third quarter  increased  $51,000 from the same period in 2003 to approximately $158,500. This summer we increased our efforts to improve the hotel's appearance and its mechanical systems.

Energy.

Electricity,  gas and  utilities  were higher (about 4.6%) this quarter than for the same quarter in 2003 mostly due to natural gas price increases.

Property Taxes, Management Fees and Insurance.

Property taxes have remained basically the same for this quarter as for the same quarter in the prior year.  Management  fees of $57,693  for this third  quarter were higher  since fees of $23,000  that were not paid or accrued for the second quarter  flowed  into the  third  quarter.  Nonetheless,  year to date for 2004, management  fees  remained  approximately  the same as  those  paid for the same period  in 2003.  Insurance  costs  increased  due  mostly to  increased  health insurance rates.  Total costs for this third quarter for this category increased from 2003 to 2004 by approximately $46,600 to a total of $220,000.

Interest and Lease Expense.

Total  interest and lease  expense for the third  quarter of 2004  decreased 22%
compared to the same quarter in 2003.  The  year-to-date  section  below is more representative of the actual results since interest expense accrued during prior
2004  quarters  have had the effect of reducing  the third  quarter  expenses in
2004.  Year-to-date,  interest and lease  expense for 2004 is  approximately  1%
higher than for the same period in 2003.

Depreciation and Amortization.

Depreciation  and  amortization   expenses  for  the  third  quarter   increased
approximately $3,600 from 2003 to 2004 to $141,400.

Profit and Loss.

Our Net Income for this quarter was approximately $881,884. This compares with a
Net Income of $1,032,670 for the same period in 2003. We have instituted further cuts in operational  expenses and continue to expand our marketing efforts.  Due to the  seasonality of our business,  a more  representative  period is the nine month period discussed below.

Results of Operations  for the nine months ended  September 30, 2004 compared to the nine months ended September 30, 2003.

The following  discusses the results of our operations for the first nine months of 2004 compared to the results for the first nine months of 2003.  Descriptions and definitions of the departments are contained in the previous  section (third quarter comparisons) and are not included below in order to avoid redundancy.

Room Department.

For the  first  nine  months  of 2004,  our  resort's  occupancy  rate was 62.2%
compared to 64.3% for the same period in 2003.  The average daily rate decreased slightly from $112 in 2003 to $111 in 2004. Total  departmental  sales decreased approximately 4% to approximately $3,859,000. Room department expenses decreased
1% to approximately $1,212,000.

Food and Beverage Department.

This department's  revenue for the year-to-date 2004 decreased  approximately 9%
compared to the same period in 2003. Lower banquet revenues were responsible for this decline and substantially impacted the department's profitability.  For the first 9 months of 2004,  this  department  lost  approximately  $72,000 while it showed a $71,000  profit for the same period in 2003. As  previously  mentioned, banquets are the most  profitable  section of this  department,  and competitive market conditions have negatively impacted its sales.

Mountain Operations.

This  department's  revenues  increased 8% to  $1,078,000.  Departmental  profit increased  approximately  81% to $128,000.  Although  asbestos  mitigation costs negatively affected the department's performance (see third quarter's discussion above),  we were successful in increasing the  department's net operating profit mostly through increased sales.

Snow King Center.

For the 2004 period,  the Snow King Center revenues  decreased  approximately 2%
from 2003 to $484,000.  The department's  profit decreased  approximately 10% to
$139,000. Natural gas, and other utility price increases were mostly responsible for this variance from the 2003 levels.

Condominium Rentals.

Total departmental revenues,  including gross rentals,  increased  approximately
22% from 2003 to 2004. The largest portion of this department's revenue increase is due to  additional  units  entering the rental  program.  Profitability  also increased  substantially (60%) from 2003 to 2004 reaching approximately $437,000 for the first 9 months of 2004.

Other Departments.

Departmental profit for this department,  year-to-date,  decreased 21% from 2003 to 2004 to  approximately  $63,000.  Lower  sales  (24%  lower  than  2003) were responsible for this decrease.  Declining telephone sales represent the majority of the sales decreases.

Administration and General.

Year to date 2004 expenses for this category were approximately $758,000. During the same period in 2003 these  expenses were  $643,000.  We have embarked in new training  and  quality  programs  that have  increased  our costs this year.  We believe that these programs will help us remain more competitive in the future.

Marketing.

In the face of increased  competition,  our  marketing  efforts have resulted in higher marketing costs. Personnel, advertising and other marketing expenses year to date for  2004  were  36%  higher  than in the  same  2003  period,  reaching approximately $405,000.

Maintenance.

Maintenance labor and other expenses  increased 25% for the first nine months of
2004 compared to the same period in 2003. We continue to increase our efforts to maintain the resort's condition and its aging mechanical systems.

Energy.

Electricity,  gas and  utilities  expenses  increased  slightly  (2%)  for  2004 compared to 2003. Most of this increase was due to higher natural gas prices.

Property Taxes, Management Fees and Insurance.

Property  taxes have  remained  basically the same for this nine month period in
2004 as for the same period in 2003. Management fees were $12,000 higher in 2004 due to some 2003 fees being paid in 2004.  Otherwise the amounts would have been approximately  the same for both years.  Insurance costs increased due mostly to some  extraordinary  health  insurance  costs.  Total  costs  for this  combined category  for this nine month period in 2004  increased  from the same period of
2003 by approximately $44,000 to a total of $465,000,  with the majority of this increase due to higher insurance costs.

Interest and Lease Expense.

Total  interest and lease  expenses were  approximately  1% higher for the first nine  months  of 2004  than the same  period in 2003.  This  increase  is due to slightly higher interest rates.

Depreciation and Amortization.

Depreciation and amortization expenses were approximately 1% lower for this nine month period this year compared to 2003.

Profit and Loss.

Our Net Income for the first nine months of 2004  $82,711.  This compares with a
Net Income of $424,431 for the first nine months of 2003.  The above  discussion details the variances for each department and category,  and is qualified by the cautionary  statement  that our Net Income for our third  quarter and first nine months of each year are  usually  substantially  reduced  or  eliminated  by our fourth quarter results, our historically worst quarter.

Liquidity and Capital Resources.

Liquidity has been a problem for SKRI for the past several years.  Our bank debt is higher than the  operating  business can support.  During the 2004 winter and spring we had drawn  our lines of credit to the  maximum  and have had to borrow additional  amounts from affiliated  entities,  such as Love Ridge  Development, from officers and directors and from bank borrowings  guaranteed by officers and directors.  In order to refinance this debt, new loans were obtained that had to be personally  guaranteed by officers,  directors and other individuals that are part owners of Snow King Resort, Inc.

For the future we have decided to evolve the company  from an  operating  entity into  an  enterprise  that  incorporates  operations  as  well  as  real  estate development,  thereby  unlocking our largest  asset,  the parcels of undeveloped land under our  control.  We started  this process over 4 years ago by preparing and obtaining  regulatory  approval for a Master Development Plan for the entire
Snow King Resort.  This  Masterplan  had an  expiration  date of December  2003, unless  a  specific  proposal  for  construction  of a  portion  of the plan was presented  for  approval.  We  accomplished  that task on time and in April 2004 obtained final  development plan approval for the construction of five buildings containing  approximately  40,000  square feet of  condominiums.  We applied and obtained  foundation  permits  for 2 of these  buildings  as well as for related infrastructure  construction.  We obtained  construction  financing  for these 2 condominium  buildings  and for the  related  infrastructure  and  have  started
construction.   Construction  financing  had  to  be  personally  guaranteed  by officers,  directors  and other  Snow King  owners.  Total  personal  guarantees presently  exceed  $13,000,000  and  additional  personal  guarantees  are to be expected in the future.  See our Annual  Report on Form 10-KSB  which  describes many of the risks and challenges facing our company and our business.

Sale of Oil Properties.

In September 2004 our Board of Directors concluded that it was beneficial to the
Company to sell its oil and gas interests. Western Standard was not the operator of any of the producing  wells or  properties.  On November 4, 2004 we concluded the sale of all our oil and gas interests for $65,000.  The net results for this transaction will be included in the 2004 fourth quarter.

                          WESTERN STANDARD CORPORATION
                                    SIGNATURE

In accordance with the  requirements of the Exchange Act, the Registrant  caused this  report to be  signed  on its  behalf  by the  undersigned  thereunto  duly authorized.

                                 WESTERN STANDARD CORPORATION
                                 ----------------------------
                                 (Registrant)

Dated: November 15, 2004         /s/ Manuel B. Lopez
                                 -------------------
                                 Manuel B. Lopez, President